Form 10-Q
period 2021-06-30
Crown PropTech Acquisitions
filed 2021-08-16
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$622,416	$72,550
Prepaid expenses	433,982	—
Deferred offering costs associated with IPO	—	201,556
Total current assets	1,056,398	274,106
Cash held in Trust account	276,003,872	—
Total assets	$277,060,270	$274,106

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$150,820	$180,000
Due to related party	24,107	—
Sponsor loans	—	75,000
Total current liabilities	174,927	255,000
Warrant Liabilities	11,654,933	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	21,489,860	255,000

Commitments
Class A ordinary shares subject to possible redemption, 25,057,040 shares at redemption value	250,570,400	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,542,960 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	255	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Retained earnings (Accumulated deficit)	4,999,065	(5,894)
Total shareholders’ equity	5,000,010	19,106
Total liabilities and shareholders’ equity	$277,060,270	$274,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Formation and operating costs	481,236	607,545
Loss from operations	(481,236)	(607,545)

Other Income (Loss)
Trust dividend income	3,872	3,872
Change in fair value of warrant liabilities	(994,933)	9,522,933
Offering expenses related to warrant issuance	—	(780,268)
Total other income (loss)	(991,061)	8,746,537

Net income (loss)	$(1,472,297)	$8,138,992

Weighted average shares outstanding - Class A ordinary shares.	21,348,066	27,600,000
Basic and diluted net income (loss) per ordinary share – Class A ordinary shares	$—	$—
Weighted average shares outstanding - Class B ordinary shares.	6,900,000	6,900,000
Basic and diluted net income (loss) per ordinary share – Class B ordinary shares	$(0.21)	$1.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	6,900,000	$690	$24,310	$(5,894)	$19,106
Sale of Units in Initial Public Offering	27,600,000	2,760	—	—	275,997,240	—	276,000,000
Underwriters’ discount	—	—	—	—	(5,520,000)	—	(5,520,000)
Sale of private placement	—	—	—	—	7,520,000	—	7,520,000
Fair value of warrants	—	—	—	—	(21,177,866)	—	(21,177,866)
Deferred underwriting discount	—	—	—	—	(9,660,000)	—	(9,660,000)
Other offering cost charged to Stockholders’ equity	—	—	—	—	(530,090)	—	(530,090)
Reclassification of offering cost related to warrant issuance	—	—	—	—	780,268	—	780,268
Class A ordinary shares subject to possible redemption	(25,204,270)	(2,520)	—	—	(247,433,862)	(4,606,318)	(252,042,700)
Net income	—	—	—	—	—	9,611,289	9,611,289
Balance as of March 31, 2021	2,395,730	$240	6,900,000	$690	$—	$4,999,077	$5,000,007

Balance as of March 31, 2021	2,395,730	$240	6,900,000	$690	$—	$4,999,077	$5,000,007
Class A ordinary shares subject to possible redemption	147,230	15	—	—	—	1,472,285	1,472,300
Net loss	—	—	—	—	—	(1,472,297)	(1,472,297)
Balance as of June 30, 2021	2,542,960	$255	6,900,000	$690	$—	$4,999,065	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

For the six months ended
June 30, 2021
Cash Flows from Operating Activities:
Net income	$8,138,992
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,522,933)
Trust dividend income	(3,872)
Offering costs allocated to warrants	780,268
Changes in current assets and current liabilities:
Prepaid assets	(433,982)
Due to related party	24,107
Accounts payable	(29,180)
Net cash used in operating activities	(1,046,600)

Cash Flows from Investing Activities:
Investment of cash into trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	270,480,000
Proceeds from issuance of Private Placement Warrants	7,520,000
Repayment of promissory note to related party	(75,000)
Payments of offering costs	(328,534)
Net cash provided by financing activities	277,596,466

Net Change in Cash	549,866
Cash - Beginning of period	72,550
Cash - Ending of period	$622,416

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$241,645,310
Initial value of warrant liabilities	$21,177,866
Change in value of Class A ordinary shares subject to possible redemption	$8,925,090
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,660,000

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $622,416 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $622,416 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $276,003,872 held in marketable securities. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,057,040 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Shares

Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of Class A ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 14,213,333 ordinary shares in the calculation of diluted income per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $15,710,090 have been charged to stockholders’ equity (consisting of $5,520,000 of underwriting fee, $9,660,000 of deferred underwriting fee and $530,090 of other offering costs).  Of the total transaction cost $780,268 were charged to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity.  The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

Promissory Note — Related Party

On October 13, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO.  As of June 30, 2021, the Company had repaid the Sponsor note in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  As of June 30, 2021, the Company had not outstanding borrowings under the Working Capital Loans.

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

Note 8 — Stockholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 2,542,960 shares issued and outstanding (excluding 25,057,040 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The Company’s management believes the Private Warrants are economically equivalent to the Public warrants.  As such, the valuation of the Private Warrants are based on the valuation of the Public Warrants. The fair value of the Private Warrant liability classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Description
Assets:
Mutual Funds held in Trust Account	$276,003,872	$—	$—
Liabilities:
Public Warrants	6,808,000
Private Warrants	—	3,709,866	—
	$282,811,872	$3,709,866	$—

The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Reclassification of Private Warrants to Level 2(1)	(3,709,866)
Reclassification of Public Warrants to Level 1(1)	(6,808,000)
Change in fair value	(10,660,000)
Fair Value at June 30, 2021	$—

(1)	Assumes the warrants were reclassified on June 30, 2021

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

For the six months ended June 30, 2021, we had a net income of $8,138,992. We incurred $607,545 of formation and operating costs consisting mostly of general and administrative expenses and generated income on out trust account for $3,872. As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to shareholders’ equity, to an expense in the statement of operations in the amount of $780,268 based on a relative fair value basis. For the six months ended June 30, 2021, the change in fair value of warrants was a decrease in the liability of approximately $9,522,933.

For the three months ended June 30, 2021, we had a net loss of $1,472,297. We incurred $481,236 of formation and operating costs consisting mostly of general and administrative expenses and generated income on out trust account for $3,872. As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to shareholders’ equity, to an expense in the statement of operations in the amount of $0 based on a relative fair value basis. For the three months ended June 30, 2021, the change in fair value of warrants was a increase in the liability of approximately $994,933.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the trust account of $622,416 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

The Company anticipates that the $622,416 outside of the trust account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,164,531 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

Net loss per Class A ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of Class A ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per Class A ordinary shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of Warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate 14,213,333 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per Class A ordinary share is the same as basic net loss per Class A ordinary share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer