Form 10-Q
period 2021-09-30
Crown PropTech Acquisitions
filed 2021-11-04
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	September 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$277,719	$72,550
Prepaid expenses	254,940	—
Deferred offering costs associated with IPO	—	201,556
Total current assets	532,659	274,106
Cash held in Trust account	276,008,112	—
Total assets	$276,540,771	$274,106

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$50,819	$180,000
Due to related party	114,107	—
Sponsor loans	—	75,000
Total current liabilities	164,926	255,000
Warrant Liabilities	7,248,800
Deferred underwriters’ discount	9,660,000	—
Total liabilities	17,073,726	255,000

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	276,000,000	—

Shareholders’deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Retained earnings	(16,533,645)	(5,894)
Total shareholders’ equity	(16,532,955)	19,106
Total liabilities and shareholders’ deficit	$276,540,771	$274,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	For the three months ended,	For the nine months ended,
	September 30, 2021	September 30, 2021
Formation and operating costs	$513,738	$1,121,283
Loss from operations	(513,738)	(1,121,283)

Other Income (Loss)
Trust dividend income	4,240	8,112
Change in fair value of warrant liabilities	4,406,133	13,929,066
Offering expenses related to warrant issuance	—	(780,268)
Total other income	4,410,373	13,156,910

Net income	$3,896,635	$12,035,627

Weighted average redeemable shares outstanding	27,600,000	23,454,945
Basic and diluted net income per redeemable share	$0.11	$0.40
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net income per common share	$0.11	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Sale of Units in Initial Public Offering	—	—	275,997,240	—	275,997,240
Underwriters’ discount	—	—	(5,520,000)	—	(5,520,000)
Sale of private placement	—	—	7,520,000	—	7,520,000
Fair value of warrants	—	—	(21,177,866)	—	(21,177,866)
Deferred underwriting discount	—	—	(9,660,000)	—	(9,660,000)
Other offering cost charged to Stockholders’ equity	—	—	(530,090)	—	(530,090)
Reclassification of offering cost related to warrant issuance	—	—	780,268	—	780,268
Class A ordinary shares subject to possible redemption	—	—	(247,433,862)	(28,563,378)	(275,997,240)
Net income	—	—	—	9,611,289	9,611,289
Balance as of March 31, 2021	6,900,000	$690	$—	$(18,957,983)	$(18,957,293)

Balance as of March 31, 2021	6,900,000	$690	$—	$(18,957,983)	$(18,957,293)
Net loss	—	—	—	(1,472,297)	(1,472,297)
Balance as of June 30, 2021	6,900,000	$690	$—	$(20,430,280)	$(20,429,590)

Balance as of June 30, 2021	6,900,000	$690	$—	$(20,430,280)	$(20,429,590)
Net income	—	—	—	3,896,635	3,896,635
Balance as of September 30, 2021	6,900,000	$690	$—	$(16,533,645)	$(16,532,955)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

For the nine months ended
September 30, 2021
Cash Flows from Operating Activities:
Net income	$12,035,627
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,929,066)
Trust dividend income	(8,112)
Offering costs allocated to warrants	780,268
Changes in current assets and current liabilities:
Prepaid assets	(254,940)
Due to related party	114,107
Accounts payable	(129,181)
Net cash used in operating activities	(1,391,297)

Cash Flows from Investing Activities:
Investment of cash into trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	270,480,000
Proceeds from issuance of Private Placement Warrants	7,520,000
Repayment of promissory note to related party	(75,000)
Payments of offering costs	(328,534)
Net cash provided by financing activities	277,596,466

Net Change in Cash	205,169
Cash - Beginning of period	72,550
Cash - Ending of period	$277,719

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$276,000,000
Initial value of warrant liabilities	$21,177,866
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,660,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $277,719 available for working capital needs and working capital of $367,733. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $277,719 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Furnished Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.  As such the Company is revising those periods in this Quarterly Report.

Impact of the Revision

The impact to the balance sheet as of February 11, 2021, March 31, 2021 and June 30, 2021 is presented below:

	As Previously Reported	Revision Adjustment	As Revised
Audited Balance Sheet as of February 11, 2021 (per 8-Ks filed on June 1, 2021)
Class A ordinary shares, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$241,645,310	$34,354,690	$276,000,000

Stockholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	344	(344)	—
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in capital	5,790,968	(5,790,968)	—
Retained Earnings (Accumulated Deficit)	(792,000)	(28,563,378)	(29,355,378)
Total stockholders’ equity (deficit)	$5,000,002	$(34,354,690)	$(29,354,688)

Shares subject to possible redemption	24,164,531	3,435,469	27,600,000

Unaudited Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Class A ordinary shares, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$252,042,700	$23,957,300	$276,000,000

Stockholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	240	(240)	—
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,999,077	(23,957,060)	(18,957,983)
Total stockholders’ equity (deficit)	$5,000,007	$(23,957,300)	$(18,957,293)

Shares subject to possible redemption	25,204,270	2,395,730	27,600,000

Unaudited Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares, redeemable shares	15,026,667	—	15,026,667
Basic and diluted net income per share, redeemable shares	—	0.44	0.44
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	1.39	(0.96)	0.43
Net Income	9,611,289	—	9,611,289
Unaudited Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Class A ordinary shares, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$250,570,400	$25,429,600	$276,000,000

Stockholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	255	(255)	—
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in-capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,999,065	(25,429,345)	(20,430,280)
Total stockholders’ equity (deficit)	$5,000,010	$(25,429,600)	$(20,429,590)

Shares subject to possible redemption	25,057,040	2,542,960	27,600,000

Unaudited Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	21,348,066	6,251,934	27,600,000
Basic and diluted net income per share, redeemable shares	—	(0.04)	(0.04)
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	(0.21)	0.17	(0.04)
Net Income	(1,472,297)	—	(1,472,297)

Unaudited Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	27,600,000	(6,251,934)	21,348,066
Basic and diluted net income per share, redeemable shares	—	0.29	0.29
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	1.18	(0.90)	0.28
Net Income	8,138,992	—	8,138,992

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $276,008,112 held in marketable securities. During period January 1, 2021 to September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period.

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including accretion of temporary equity	$3,117,308	$779,327	$9,267,433	$2,768,194

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	23,454,945	6,900,000
Basic and diluted net income per share	$0.11	$0.11	$0.40	$0.40

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $15,710,090 have been charged to stockholders’ equity (consisting of $5,520,000 of underwriting fee, $9,660,000 of deferred underwriting fee and $530,090 of other offering costs).  Of the total transaction cost, $780,268 were charged to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity.  The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

Recent Accounting Standards

During August 2020, the FASB issued Accounting  Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates  the current models that require separation of beneficial conversion and cash conversion features from convertible  instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts  in an entity’s own equity. The new standard also introduces additional  disclosures  for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted  method for all convertible  instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On October 13, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO.  As of September 30, 2021, the Company had repaid the Sponsor note in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.  As of September 30, 2021, the Company had not outstanding borrowings under the Working Capital Loans.

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

Note 8 — Stockholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Description
Assets:
Cash held in Trust Account	$276,008,112	$—	$—
Liabilities:
Public Warrants	$(4,692,000)	$—	$—
Private Warrants	—	(2,556,800)	—
Fair Value of warrants as of September 30, 2021	$(4,692,000)	$(2,556,800)	$—

The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(10,517,866)
Fair Value at March 31, 2021	10,660,000
Reclassification of Private Warrants to Level 2(1)	(4,110,933)
Reclassification of Public Warrants to Level 1(1)	(7,544,000)
Change in fair value	994,933
Fair Value at June 30, 2021	—
Change in fair value	—
Fair Value at September 30, 2021	$—

(1)	Assumes the warrants were reclassified on June 30, 2021

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

For the nine months ended September 30, 2021, we had a net income of $12,035,627. We incurred $1,121,283 of formation and operating costs consisting mostly of general and administrative expenses, generated income on out trust account for $8,112, expensed a portion of the offering costs associated with the IPO in the amount of $780,268 based on a relative fair value basis, and had a change in fair value of warrant liability of approximately $13,929,066.

For the three months ended September 30, 2021, we had a net income of $3,896,635. We incurred $513,738 of formation and operating costs consisting mostly of general and administrative expenses, generated income on out trust account for $ 4,240, and had a change in fair value of warrant liability of approximately $4,406,133.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the trust account of $277,719 available for working capital needs and working capital of $367,733. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

The Company anticipates that the $277,719 outside of the trust account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We issued an aggregate of 14,213,333 warrants in connection with our initial public offering and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

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

Correction of an Error in Previously Furnished Financial Statements

In our previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders' equity greater than $5,000,000 on the basis that we will consummate an initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, we can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep stockholders' equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission ("SEC") to several special purpose acquisition companies, we re-evaluated our application of ASC 480-10-99 to accounting classification of public shares. Upon re-evaluation, we determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" we evaluated the changes and have determined that the related impacts were not material to any previously presented financial statements. Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such we are revising those periods in this Quarterly Report.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders' equity. The Company's Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

Net Loss per Ordinary Shares

Net loss per Class A ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of Class A ordinary shares subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per Class A ordinary shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of Warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate 14,213,333 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per Class A ordinary share is the same as basic net loss per Class A ordinary share for the period presented.

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures relating to financial instruments(as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $15.7 million, inclusive of approximately $9.6 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $276.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2021.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer