Form 10-Q/A
period 2021-09-30
Crown PropTech Acquisitions
filed 2021-12-10
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 31, 2021 and June 30, 2021 is presented below:

	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Class A ordinary shares, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$252,042,700	$23,957,300	$276,000,000

Stockholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	$240	$(240)	$—
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,999,077	(23,957,060)	(18,957,983)
Total stockholders’ equity (deficit)	$5,000,007	$(23,957,300)	$(18,957,293)

Shares subject to possible redemption	25,204,270	2,395,730	27,600,000

Unaudited Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares, redeemable shares	15,026,667	—	15,026,667
Basic and diluted net income per share, redeemable shares	—	0.44	0.44
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	$1.39	$(0.96)	$0.43
Net Income	$9,611,289	$—	$9,611,289
Unaudited Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Class A ordinary shares, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$250,570,400	$25,429,600	$276,000,000

Stockholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	$255	$(255)	$—
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in-capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,999,065	(25,429,345)	(20,430,280)
Total stockholders’ equity (deficit)	$5,000,010	$(25,429,600)	$(20,429,590)

Shares subject to possible redemption	25,057,040	2,542,960	27,600,000

Unaudited Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	21,348,066	6,251,934	27,600,000
Basic and diluted net income per share, redeemable shares	—	(0.04)	(0.04)
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	$(0.21)	$0.17	$(0.04)
Net Income	$(1,472,297)	$—	$(1,472,297)

Unaudited Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	25,057,040	(2,542,960)	27,600,000
Basic and diluted net income per share, redeemable shares	—	0.29	0.29
Basic and diluted weighted average shares, non-redeemable shares	6,900,000	—	6,900,000
Basic and diluted net income per share, non-redeemable shares	$1.18	$(0.90)	$0.28
Net Income	$8,138,992	$—	$8,138,992

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

Note 11 — Subsequent Events

On November 10, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Crown PropTech Merger Sub I Corp., a Delaware corporation, Crown PropTech Merger Sub II LLC, a Delaware limited liability company, and Brivo, Inc., a Nevada corporation (“Brivo”). The Business Combination is expected to close in mid-2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions. All required approvals of the Brivo shareholders have previously been obtained. The Business Combination Agreement provides for, among other things, that the Company’s name will be changed to Brivo, Inc. (“New Brivo”).

In connection with the Business Combination, the Company entered on November 10, 2021 into subscription Agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors an aggregate of $75,000,000 in principal amount of the convertible notes of New Brivo (the “PIPE Notes”). The PIPE Notes are convertible into New Brivo Class A common stock for aggregate gross proceeds of $75,000,000.

The Subscription Agreements provide for certain registration rights. In particular, the Company is required to, no later than 45 calendar days after the closing date, file with the SEC a registration statement registering the resale of the shares of New Brivo Class A Common Stock underlying the PIPE Notes. Additionally, the Company is required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will “review” the registration statement) following the closing date and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The registration rights under the Subscription Agreements are separate and distinct from those provided for in the Amended and Restated Registration Rights Agreement.

In addition, concurrently with the execution of the Business Combination Agreement (but effective as of the closing of the Business Combination) New Brivo, the Sponsor, Anchor Investor and certain other stockholders and directors and officers of the Company and Brivo entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which will terminate and replace the existing registration rights agreement among the Company, Sponsor and the Anchor Investor dated February 8, 2021, pursuant to which, among other matters, (i) subject to certain limited exceptions, certain stockholders of the Company and Brivo will be granted certain customary demand and “piggy-back” registration rights with respect to their shares of New Brivo Class A Common Stock, (ii) Sponsor will be subject to a one-year lock up period for its shares of New Brivo Class A Common Stock, which lockup period will terminate early in the event that the closing price of New Brivo Class A Common Stock on the NYSE equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days following the closing of the Business Combination and (iii) certain stockholders of Brivo will be subject to a 270-day lock up of their shares of New Brivo Class A Common Stock.

Also concurrently with the execution of the Business Combination Agreement, the Sponsor and certain shareholders of the Company that collectively with the Sponsor own 6,210,000 Class B ordinary shares of the Company agreed pursuant to that certain Sponsor Agreement to, among other things, (i) with limited exceptions, vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to all Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement. In addition, the Sponsor has agreed that 2,384,000 of the Company’s Class B ordinary shares of Crown held by the Sponsor as of the date of the Sponsor Agreement will be subject to vesting requirements.

On November 30, 2021, the Company entered into a convertible note with Richard Chera the Company’s Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment if the Company does not consummate the Business Combination. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the private placement warrants. As of December 6, 2021, the outstanding balance under the Promissory Note amounted to an aggregate of $10,000.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described below.

We have an agreement to pay the Sponsor a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of September 30, 2021, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

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

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" we evaluated the changes and have determined that the related impacts were not material to any previously presented financial statements. Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such we are restating those periods in this Quarterly Report.

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

On June 1, 2021, we filed with the SEC Amendment No. 1 on Form 8-K/A to amend and restate our audited balance sheet to reflect the classification of our warrants as a liability, in accordance with the SEC April 12, 2021 statement.

In addition, as part of a subsequent review of our accounting for more complex equity situations, we also changed our accounting methodology for our Class A ordinary shares subject to possible redemption to be in accordance with guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable equity instruments (including equity instruments that feature redemption rights that are either with the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A ordinary shares should be presented as temporary equity.

On December 9, 2021, we filed with the SEC Amendment No. 2 on Form 8-K/A to amend and restate our audited balance sheet to reflect the changes resulted from our determination to that all of our outstanding Class A ordinary shares should be presented as temporary equity.

Due to the impact of these errors in the classification of our warrants and Class A ordinary shares subject to possible redemption, we determined that a material weakness exists in our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures relating to financial instruments(as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from June 30, 2021 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of December 2021.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer