Form 10-K
period 2021-12-31
Crown PropTech Acquisitions
filed 2022-04-12
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to              .

Commission file number 001-40017

CROWN PROPTECH ACQUISITIONS
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

667 Madison Avenue, 12th Floor
New York, New York 10065
(Address of Principal Executive Offices, Zip Code)

(212) 563-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act  of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CPTK.U	The New York Stock Exchange
Class A ordinary shares	CPTK	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CPTK WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the aggregate market value of the shares of ordinary shares held by non-affiliates of the registrant was $266,892,000 (based on the closing sales price of the shares of ordinary shares of $9.67).

As of March 31, 2022, 27,600,000 shares of Class A ordinary shares, par value $0.0001 per share, and 6,900,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

CROWN PROPTECH ACQUISITIONS

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	risks associated with our proposed business combination with Brivo;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;
●	material weaknesses in our internal control over financial reporting;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

EXPLANATORY NOTE

On November 10, 2021, Crown PropTech Acquisitions (“Crown,” “us,” “we” or the “Company”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA” or the “Business Combination Agreement”), by and among (i) us, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo”).

Subject to the terms and conditions of the BCA, the following transactions will occur:

(a)On the day prior to the closing date of the Brivo Business Combination (as defined below) (the “Closing Date”), Crown will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which Crown will change its name to “Brivo, Inc.” (“New Brivo”).

The Domestication, the Mergers and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Brivo Business Combination”.

(b)On the Closing Date, (i) each share of Brivo Series A-1 preferred stock will be canceled and converted into one share of Brivo Class B common stock and (ii) each share of Brivo Series A-2 preferred stock will be canceled and converted into one share of Brivo Class A common stock (collectively, the “Conversion”).
(c)Immediately after the Conversion, (i) Merger Sub I will merge with and into Brivo (the “First Merger” and the effective time of the First Merger, the “First Effective Time”), with Brivo as the surviving corporation of the First Merger (the “Surviving Corporation”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity of the Second Merger and, after giving effect to the Second Merger, Merger Sub II will be a wholly owned direct subsidiary of New Brivo. In accordance with the terms and subject to the conditions of the BCA, at the First Effective Time, based on (i) an implied equity value of $800 million plus approximately $2 million representing the aggregate exercise price of vested Brivo options and (ii) a $10.00 per share price for New Brivo Common Stock, (A) subject to the following paragraph, each share of Brivo Class A common stock (excluding dissenting shares and after giving effect to the Conversion) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of Class A common stock, par value $0.0001 per share, of New Brivo (the “New Brivo Class A Common Stock”), as determined in the BCA (the “Share Conversion Ratio”), (B) subject to the following paragraph, each share of Brivo Class B common stock (excluding dissenting shares and after giving effect to the Conversion) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of Class B common stock, par value $0.0001 per share, of New Brivo (and together with the New Brivo Class A Common Stock, the “New Brivo Common Stock”), as determined pursuant to the Share Conversion Ratio, (C) subject to the following paragraph, each restricted stock unit of Brivo (whether vested or unvested, although only the vested restricted stock units will be taken into account in calculating the Share Conversion Ratio) will be assumed by New Brivo and converted into a comparable restricted stock unit of New Brivo based on the Share Conversion Ratio (each, a “New Brivo RSU”) and (D) subject to the following paragraph, each option of Brivo (whether vested or unvested, although only the vested options will be taken into account in calculating the Share Conversion Ratio) will be assumed by New Brivo and converted into a comparable option that is exercisable for shares of New Brivo Class A Common Stock (and, with regard to options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986 (the “Code”), in a manner compliant with Section 424(a) of the Code) (each, a “New Brivo Option”).

A portion of the consideration payable under the prior paragraph will be paid: (i) in the case of consideration payable to Brivo stockholders, in the form of earn-out shares of New Brivo Common Stock (the “Brivo Earn-Out Shares”) and (ii) in the case of consideration payable to Brivo equity award holders, in the form of restricted stock units relating to shares of New Brivo Class A Common Stock (the “Brivo Earn-Out RSUs” and together with the Brivo Earn-Out Shares, the “Brivo Earn-Out Consideration”). The Brivo Earn-Out Consideration consists of 8,500,000 shares of New Brivo Common Stock (including the shares of New Brivo Common Stock underlying the Brivo Earn-Out RSUs). The Brivo Earn-Out Consideration will vest in two equal 4,250,000 tranches based on the achievement of post-Closing share price targets of New Brivo Class A Common Stock of $13.00 and $15.00, respectively, in each case, for any 20 trading days within any 30 trading day period commencing at any time after 180 days after the

Closing Date and ending on or prior to the fifth anniversary of the Closing Date. A given achievement metric described above will also be achieved if there is a transaction during the relevant period that results in the shares of New Brivo Common Stock being converted into the right to receive cash or other consideration having a per share value (in the case of any non-cash consideration, as provided in the definitive transaction documents for such transaction, or if not so provided, as determined by the New Brivo board of directors in good faith) in excess of the applicable post-Closing share price target set forth above. Brivo Earn-Out Consideration that has not vested by the fifth anniversary of the Closing Date shall, automatically and without further action on the part of New Brivo or any holder thereof, be forfeited and cancelled for no consideration. Brivo Earn-Out RSUs will also be forfeited if the employment of the relevant employee terminates prior to the vesting date of the underlying equity award. Prior to vesting or forfeiture, the Brivo Earn-Out Shares will, with limited exceptions, be entitled to all rights of other shares of New Brivo Common Stock, and the Brivo Earn-Out RSUs will be entitled to payments equivalent to the dividends that would have been paid on the shares underlying those Brivo Earn-Out RSUs.

The total number of shares of New Brivo Common Stock to be issued pursuant to the prior two paragraphs (including the shares underlying the vested New Brivo RSUs, the vested New Brivo Options and the Brivo Earn-Out RSUs, but excluding the shares underlying the unvested New Brivo RSUs and the unvested New Brivo Options) will be approximately 80,200,000. As of the anticipated Closing Date, it is expected that all unvested New Brivo RSUs will have vested or been terminated and there will be approximately 991,000 shares of New Brivo Common Stock underlying the unvested New Brivo Options.

In connection with the Brivo Business Combination, Crown has filed a Registration Statement on Form S-4 (File No. 333-261857) (as amended, the “Registration Statement”), which includes a preliminary proxy statement of the Company and a prospectus in connection with the Brivo Business Combination. The definitive proxy statement/prospectus and other relevant documentation will be mailed to Crown shareholders as of a record date to be established for purposes of voting on the Brivo Transaction. Crown shareholders and other interested persons are advised to read, when available, the preliminary proxy statement/prospectus and any amendments thereto, and the definitive proxy statement/prospectus in connection with the solicitation of proxies for the extraordinary general meeting to be held to approve the transactions contemplated by the proposed Brivo Transaction because these materials will contain important information about Brivo, Crown and the proposed transactions. Shareholders will also be able to obtain a copy of the preliminary proxy statement/prospectus and the definitive proxy statement/prospectus once they are available, without charge, at the SEC’s website at http://sec.gov or by directing a request to: Crown PropTech Acquisitions Corp., 667 Madison Avenue, New York, NY 10065.

See Item 1. “Business–The Proposed Business Combination with Brivo” for more information.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Brivo Business Combination.

PART I

Item 1.Business

Business

Crown is a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company is not limited to a particular industry or sector for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Crown PropTech Sponsor, LLC, a Cayman Islands exempted limited liability company (“sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units (including 3,600,000 Units purchased by the underwriters pursuant to their over-allotment option) (the “Units” and, with respect to the Class A ordinary shares included in the Units that were offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $15,710,090, inclusive of $5,520,000 in underwriting commissions, approximately $9,660,000 in deferred underwriting commissions (Note 6), and $530,090 of other offering costs.

Simultaneously with the consummation of the Initial Public Offering, Crown consummated a private placement (“Private Placement”) of 5,013,333 Private Placement Warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,520,000. The Private Placement Warrants were sold to the sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”). The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Upon the closing of the Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of the initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Consistent with our industry focus, we target businesses that provide technological innovation to the broader real estate ecosystem. As the largest asset class in the United States, the real estate industry is vast and includes, but is not limited to: (i) commercial real estate such as office and industrial buildings, retail centers, stadiums and entertainment venues, cultural facilities, manufacturing, hospitality, self-storage facilities, medical and life sciences, student housing and senior housing; (ii) residential real estate such as single family homes, multi-family rental buildings and for-sale condominiums; and (iii) assets and services such as infrastructure and utilities, defense and security services, fiber networks, data centers, cell towers and greenspace. We focus on businesses that provide technological solutions that make the built environment more accessible, connected, dynamic, efficient, experiential and sustainable.

From the lens of environmental, equitable and societal accountability, we seek to acquire a business that offers innovative software, hardware, products, operations or services that are technology-driven and enhance the value of the infrastructure or property ownership. This type of business, therefore, has a large market audience and many different customers, including landlords, tenants, developers, operators, managers, brokers, investors, lenders, architects, engineers, general contractors, urban planners, government agencies and farmers. We ensure that the target company’s vision includes environmental, equitable and societal considerations or that it embraces these principles in its business operations. A thorough set of acquisition criteria underpinned by key market opportunity metrics guides our acquisition process.

New demand drivers are emerging across the real estate industry, which has traditionally been one of the most illiquid, opaque, fragmented and low-technology asset classes of the economy. We believe these trends are digitally transforming and enhancing the outdated technology and operating models of real estate, prompting entrepreneurs to create technologies and companies to capitalize on the opportunity to revolutionize the industry. The sharing economy catalyzed space-as-a-service operating models, such as collaborative workspace and co-living, which are transforming the office, industrial and residential sectors. The growing concerns about greenhouse gas emissions reduction is shifting real estate investors to consider green building and sustainability initiatives such as zero energy buildings, energy efficient solutions and other carbon-neutral initiatives. Modular technology is reshaping property design, construction and operations. The proliferation of data is allowing for the application of financial technology solutions to real estate and data-driven property management, investment and asset management tools. Smart cities are leveraging modern data collection techniques to optimize distribution of resources, enhance citizen and government engagement and reduce the environmental footprint.

While many businesses provide standalone offerings, we seek to select a business target that will have the ability to intersect with other industry verticals beyond real estate. We believe this intersection will give the business a competitive position for larger emerging ecosystem opportunities and result in a larger total addressable market. As communities demand more cutting-edge technology solutions, we expect the overlap between the built environment and technology to become increasingly important. We believe that traditionally brick-and-mortar industries, such as real estate, are poised to exponentially advance their technological integration to meet the demands of society while upholding equitable principles that are key to future business success.

We seek to acquire a business that we believe is poised for growth with a strong and capable management team and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. We also believe that a company with environmental, equitable and societal principles embedded in its vision and business operations will be best-positioned for long-term premium valuations and growth opportunities.

The Proposed Business Combination with Brivo

On November 10, 2021, as disclosed in the Company’s Form 8-K filed November 16, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among (i) Crown (ii) Crown PropTech Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation.

In connection with the signing of the Business Combination Agreement, Crown entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “Convertible Debt Investors”), pursuant to which the Convertible Debt Investors agreed to subscribe for and purchase, and Crown agreed to issue and sell to the Convertible Debt Investors, following the Domestication, an aggregate of $75.0 million in principal amount of convertible notes to be issued pursuant to an indenture (the “Indenture”), or the Convertible Debt Notes, for aggregate gross proceeds of $75.0 million. The Convertible Debt Notes are convertible at the option of holders into New Brivo Class A Common Stock at a conversion price of $11.50 per share. One of the Convertible Debt Investors is an affiliate of Brivo that has agreed to subscribe for $2.0 million in principal amount of Convertible Debt Notes. Neither the Convertible Debt Notes nor the New Brivo Class A Common Stock to be issued upon conversion of the Convertible Debt Notes have been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Convertible Debt Notes will have a five-year term and will bear interest in the first two years at SOFR+9.25% if paid in cash and SOFR+9.50% if paid in kind. The interest rate under the Convertible Debt Notes will increase by 1.0% per annum after the first two years. The Convertible Debt Notes will be issued with an original issue discount of 3.0% of the aggregate principal amount of the Convertible Debt Notes.

The obligation of the subscribers to close the purchase of the Convertible Debt Notes is subject to certain closing conditions, including Crown satisfying the Minimum Unrestricted Cash Condition as defined in the Business Combination Agreement.

The Indenture includes certain covenants, including the requirement that New Brivo maintain at all times after the closing of the Brivo Business Combination, at least $35,000,000 of unrestricted cash and, to the extent a revolving credit facility exists at least $50,000,000 of unrestricted cash on hand together with any unused revolver availability, if any. In addition, the maximum debt-to-recurring revenue ratio shall be 3.00x starting the first full quarter after Closing, then declining 0.20x per quarter until reaching 1.50x, and remaining flat thereafter.

In connection with the offering of the Convertible Debt Notes, Crown agreed that following the closing of the Brivo Business Combination, an affiliate of Golub, a Convertible Debt Investor, will be entitled to designate one person to attend all meetings of the board of directors and its committees as an observer, subject to certain customary exceptions. Such right shall exist until the date Golub holds less than $36.5 million aggregate principal amount of Convertible Debt Notes.

The Subscription Agreements provide Convertible Debt Investors with certain registration rights. In particular, Crown is required to, no later than 45 calendar days after the consummation of the Brivo Business Combination, submit to or file with the SEC a registration statement registering the resale of the shares of New Brivo Class A Common Stock issuable upon conversion of the Convertible Debt Notes. Additionally, Crown is required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies Crown that it will “review” the registration statement) following the Closing Date and (ii) the 10th business day after the date Crown is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The registration rights under the Subscription Agreements are separate and distinct from those provided for in the registration rights agreement. The Convertible Debt Financing is contingent upon, among other things, the closing of the Brivo Business Combination.

Concurrently with the execution of the Business Combination Agreement (but effective as of the closing of the Brivo Business Combination) New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which will terminate and replace the existing registration rights agreement among Crown, sponsor and the Anchor Investor dated February 8, 2021, pursuant to which, among other matters, (i) subject to certain limited exceptions, certain stockholders of Crown and Brivo will be granted certain customary demand and “piggyback” registration rights with respect to their shares of New Brivo Class A Common Stock, (ii) sponsor will be subject to a one-year lock-up period for its shares of New Brivo Class A Common Stock, which lock-up period will terminate early in the event that the closing price of New Brivo Class A Common Stock on the New York Stock Exchange equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days following the closing of the Brivo Business Combination and (iii) certain stockholders of Brivo will be subject to a 270-day lock-up of their shares of New Brivo Class A Common Stock.

The Restated Registration Rights Agreement provides that New Brivo will file with the SEC within 45 days following the Closing Date, a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale covering the resale of all the Registrable Securities, as defined in the Registration Rights Agreement, and will use commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 days following the filing deadline (the “Effectiveness Deadline”); provided, that the Effectiveness Deadline shall be extended to 90 days after the filing deadline if the Registration Statement is reviewed by, and the Company receives comments from, the SEC.

The parties to the Registration Rights Agreement will be entitled to make demand registrations in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. New Brivo will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Concurrently with the execution of the Business Combination Agreement, certain stockholders of Brivo entered into that certain Stockholder Support Agreement with Crown, dated as of November 10, 2021 (as amended by Amendment No. 1 thereto on February 9, 2022, the “Stockholder Support Agreement”), pursuant to which such stockholders have agreed to, among other things, (i) subject to the applicable Brivo stockholders having previously delivered the Written Consent (as defined in the Business Combination Agreement), vote in favor of the Business Combination Agreement and the transactions contemplated thereby, and

(ii) be bound by certain other covenants and agreements related to the Brivo Business Combination. Shortly after the Business Combination Agreement was entered into, certain Brivo stockholders delivered the Written Consent approving certain matters in connection with the Brivo Business Combination. No further approvals of any Brivo stockholders are required in connection with the Brivo Business Combination.

In connection with the Brivo Business Combination, the sponsor and certain shareholders of Crown that collectively with the sponsor own 6,210,000 Class B ordinary shares of Crown agreed pursuant to that certain Sponsor Agreement to, among other things, (i) with limited exceptions, vote in favor of the Brivo Business Combination Agreement and the transactions contemplated thereby (including the Mergers) and (ii) waive any adjustment to the conversion ratio set forth in the Existing Governing Documents with respect to all Class B ordinary shares of Crown, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement. As of the date of the Registration Statement, the sponsor and the other Crown shareholders subject to the voting obligations under the Sponsor Agreement collectively own approximately 17.9% of the issued and outstanding ordinary shares. In addition, the sponsor has agreed that 2,384,000 of the shares of New Brivo Class A Common Stock to be issued to sponsor in the Domestication in respect of the Class B ordinary shares of Crown held by the sponsor as of the date of the Sponsor Agreement (such 2,384,000 shares of New Brivo Class A Common Stock, the “Crown Earn-Out Shares”) will be subject to vesting requirements. The Crown Earn-Out Shares will vest in two equal 1,192,000 tranches based on the achievement of post-Closing share price targets of New Brivo Class A Common Stock of $13.00 and $15.00, respectively, in each case, for any 20 trading days within any 30 trading-day period commencing at any time after the Closing Date and ending on or prior to the fifth anniversary of the Closing Date. A given achievement metric described above is also achieved if there is a transaction during the relevant period that results in the shares of New Brivo Common Stock being converted into the right to receive cash or other consideration having a per share value (in the case of any non-cash consideration, as provided in the definitive transaction documents for such transaction, or if not so provided, as determined by the New Brivo board of directors in good faith) in excess of the applicable post-Closing share price target set forth above. The Crown Earn-Out Shares that have not vested by the fifth anniversary of the Closing shall, automatically and without further action on the part of New Brivo or any holder thereof, be forfeited and cancelled for no consideration. Prior to vesting or forfeiture, the Crown Earn-Out Shares will, with limited exceptions, be entitled to all rights of other shares of New Brivo Common Stock.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Brivo Business Combination.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from the managerial and operational experience of our officers and directors. We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the Fintech landscape. In addition, we believe the relatively smaller number of our founder shares, 6,900,000 Class B ordinary shares purchased by the sponsor in consideration of $25,000 (the “Founder Shares”), and relatively smaller amount of deferred underwriting commissions ($9,660,000), will make us an attractive candidate for a business combination target as we will offer an overall lower cost of capital compared to other special purpose acquisition companies.

We utilize our diverse management team’s vast network (including our global board of directors and advisors) to source and identify potential targets as well as utilize our deep understanding of global markets and corporate strategy to execute our initial business combination. Through our management team, board of directors and advisors, we have exposure to a network of venture-backed companies, private equity sponsors, family offices and founders of various companies as well as strong relationships with investment bankers, management teams, lawyers and consultants who we believe provide us with a robust opportunity pipeline.

Our management team has broad experience in:

●	investing in and growing real estate and technology companies, both organically and through strategic transactions, and expanding strategy and product development;
●	operating companies and teams in the real estate, technology and financial industries during periods of market growth, and disruption and through major world events;
●	identifying, structuring, acquiring and selling businesses in domestic and foreign markets;

●	building and maintaining strong relationships with entrepreneurs, management teams and capital providers; and
●	enhancing company operations with innovative technological solutions.

When combined, we believe that our management team’s individual experiences across real estate, technology and finance are a key differentiator in conducting the sourcing and execution of our initial business combination. We expect our management team to be able to leverage its experiences to identify multiple value creation factors beneficial to our stakeholders and the operational efficiency of our combined business, as well as position us to identify an attractive target company and subsequently close an initial business combination. Our management team dedicates time, resources, knowledge and network while conducting the due diligence process in an effort to execute our initial business combination in the most effective manner.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. This is the case with respect to the proposed Brivo Business Combination. If we do not complete the Brivo Business Combination and pursue an alternative business combination and our board of directors is not able to independently determine the fair market value of the new target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

Our proposed Brivo Business Combination is structured so that the post-business combination company in which our holders of the Public Shares (“Public Shareholders”) acquires 100% of the equity interests and owns all assets of Brivo. If we do not complete the proposed Brivo Business Combination and pursue an alternative initial business combination, we may structure it similarly or we may structure it such that the post-business combination company owns or acquires less than 100% of the equity interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Brivo Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders, immediately prior to our initial business combination, could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

If the Brivo Business Combination is not consummated, the time required to select and evaluate a different target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

Our executive offices are located at 667 Madison Avenue, 12th Floor, New York, New York 10065 and our telephone number is (212) 563-6400. Our corporate website address is www.crownproptech.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30.

Effecting Our Initial Business Combination

We signed a Business Combination Agreement with Brivo on November 10, 2021, as described under “—The Proposed Business Combination with Brivo.” If the proposed Brivo Business Combination is not consummated, we will seek to effectuate a business combination with another target business, as described below.

General

We are not presently engaged in, and we will not engage in, any operations other than pursuing and reviewing potential opportunities for the initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to a bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including the maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we may pursue an initial business combination target in any industry, we intend to concentrate our efforts in identifying businesses that provide technological innovation to the real estate industry or real estate technology.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of equity or debt securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to obtain additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we will complete such financing only simultaneously with the completion of our initial business combination. Our proxy materials, disclosing the initial business combination, disclose the terms of the financing and, only if required by law, will we seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public offering. None of our sponsors, officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. If we do not complete the proposed Business Combination with Brivo, target businesses may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on February 8, 2021, we have agreed to pay our sponsor or an affiliate thereof up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholder (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Other Transactions with Respect to Our Securities

At any time at or prior to our initial business combination, subject to applicable securities laws, our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with institutional or other investors to provide them with incentives to vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of any such transaction would be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) incentivize voting such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account as of the completion of the initial public offering was $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as is the case with the proposed Business Combination with Brivo, or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote their Founder Shares, private placement shares and any Public Shares in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, we would need 10,350,001, or 37.5%, of the 27,600,000 Public Shares sold in the Initial Public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) or 8,550,001, or 33.1%, of the public shares not held by the Anchor Investor, if taking into account Class A ordinary shares held by the Anchor Investor as of January 31, 2021, assuming all outstanding shares are voted and the Anchor Investor voted to approve the initial business combination. These quorum and voting thresholds, the voting agreement of our sponsor, officers and directors may make it more likely that we will consummate our initial business combination. Each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, may redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event that the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination having a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder would then have an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a Public Share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only until February 11, 2023 to consummate an initial business combination. If we have not consummated an initial business combination by February 11, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, in the case of clauses (ii) and (iii), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by February 11, 2023. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by February 11, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

All costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Seeking such waivers from third parties, including prospective business combination targets, may deter such parties from entering into agreements with us. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination by February 11, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 11, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by February 11, 2023:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price

Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our Public Shareholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.

If we seek shareholder approval of our initial business combination, our sponsor, Anchor Investor, initial shareholders, directors, officers, advisors or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions; they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

If we have not consummated an initial business combination by February 11, 2023, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then outstanding Public Shares.

Impact to remaining shareholders

The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.

The redemption of our Public Shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

If we do not consummate the proposed Brivo Business Combination and seek a business combination with another target business, we may encounter intense competition in identifying, evaluating and selecting a target business for our initial business combination from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 667 Madison Avenue, 12th Floor, New York, New York 10065. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A.Risk Factors

Our business, financial condition, financial results, and future growth prospects are subject to a number of risks and uncertainties, including those set forth below. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, financial results, and future growth prospects. Additional risks and uncertainties that are not currently known to us or that we do not currently believe to be material may also negatively affect our business, financial condition, financial results, and future growth prospects. For Risk Factors related to the Brivo Business Combination, see our preliminary proxy statement contained in the Registration Statement, filed by Crown with the SEC and, when available, our final proxy statement to be filed with the SEC.

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

Risk Related to the Brivo Business Combination

●	We may not be able to complete the Brivo Business Combination pursuant to the BCA. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.
●	If the anticipated Brivo Business Combination fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by February 11, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Risks Related to Our Business

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.
●	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Risks Related to Our Securities

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Risks Related to Our Trust Account

●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.
●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Risks Related to Our Operations

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Related to Our Corporate Structure

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
●	Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Risks Related to Our Search for a Business Combination

●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	Since our sponsor, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Risks Related to Our Organizational Documents and Structure

●	In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

Risks Related to Our Warrants

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

General Risks

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

Risks Related to the Brivo Business Combination

We may not be able to complete the Brivo Business Combination pursuant to the BCA. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the BCA, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the BCA fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the anticipated Brivo Business Combination fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by February 11, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Finding, researching, analyzing and negotiating with Brivo took a substantial amount of time and effort, and if the Brivo Business Combination fails for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective target business by February 11, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Risks Related to Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with operations limited to pursuing and reviewing potential opportunities for the initial business combination since the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

While we will hold a shareholder vote to approve our proposed Brivo Business Combination, if the Brivo Business Combination is not consummated and we seek to effectuate a business combination with another target business, we may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. While we will hold a shareholder vote to approve our proposed Brivo Business Combination, if the Brivo Business Combination is not consummated and we seek to effectuate a business combination with another target business, our board of directors may complete such business combination without seeking shareholder approval, and then Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

Our initial shareholders own 17.9% of our issued and outstanding ordinary shares since the completion of Initial Public Offering. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, we would need 10,350,001, or 37.5%, of the 27,600,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) or 8,550,001, or 33.1%, of the public shares not held by the Anchor Investor, if taking into account Class A ordinary shares held by the Anchor Investor as of January 31, 2021, assuming all outstanding shares are voted and the Anchor Investor voted to approve the initial business combination.

While our Anchor Investor is not required to vote in favor of our initial business combination, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination and the ownership by our Anchor Investor of the Public Shares will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our Public Shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

We may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel and vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by February 11, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our Public Shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we have not completed an initial business combination by February 11, 2023, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Risks Related to Our Securities

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares and warrants are listed separately on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our global market capitalization would generally be required to be at least $200 million, the aggregate market value of publicly-held shares would be required to be at least $100 million and we would be required to have at least 400 round-lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” as defined in applicable SEC rules which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our Units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we are subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

Affiliates of Crown Acquisitions Inc. have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Affiliates of Crown Acquisitions Inc. currently invest and plan to continue to invest in, incubate, and grow successful businesses in sectors across real estate. There may be overlap of investment opportunities with affiliates of Crown Acquisitions Inc. that are actively investing and similar overlap with future Crown Acquisitions Inc. affiliates. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other Crown Acquisitions Inc. entities, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to Crown Acquisitions Inc. and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other Crown Acquisitions Inc. entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other Crown Acquisitions Inc. entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

We have engaged or intend to engage one or more of the underwriters of our Initial Public Offering or their affiliates to provide additional services to us, including to act as financial advisor in connection with an initial business combination and/or as placement agent in connection with a related financing transaction. The underwriters of our Initial Public Offering are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the consummation of an initial business combination.

We have engaged or intend to engage one or more of the underwriters of our Initial Public Offering or their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We will pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the consummation of an initial business combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, $14,807 were available to us as of December 31, 2021 outside the trust account to fund our working capital requirements.

We believe that the funds available to us outside of the trust account, together with the funds we may receive pursuant to the Convertible Note, will be sufficient to allow us to operate for at least until February 11, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Related to Our Trust Account

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

If, after we distribute the funds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the funds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the funds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Risks Related to Our Operations

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by February 11, 2023 our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within the prescribed timeframe, our Public Shareholders may be forced to wait beyond the prescribed timeframe before redemption from our trust account.

If we are unable to consummate our initial business combination by February 11, 2023, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act of the Cayman Islands, as amended (the “Companies Act”). In that case, investors may be forced to wait beyond the prescribed timeframe before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims by paying Public Shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

Risks Related to Our Corporate Structure

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file a registration statement with the SEC covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis, in which case the number of Class A ordinary shares that the holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares, are at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential upside of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the Initial Public Offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such Units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Risks Related to Our Search for a Business Combination

Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Any past experience and performance by our management team and its affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully complete our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team or its affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We rely on the experience and skills of our management team to identify future trends in the industries in which we will consummate our initial business combination and to take advantage of these trends, but there is no guarantee that they will be able to do so to the extent we expect or at all.

The process of predicting trends, especially in industries developing as fast as the technology-driven real estate industry, is complex and uncertain. While we concentrate our efforts in identifying businesses that provide technological innovation to the real estate ecosystem, our anticipated industry trends may not materialize to the extent we expect or at all. In addition, after our initial business combination, we may commit significant resources in anticipation of certain expected industry trends before realizing whether our investments will result in profitable returns. Furthermore, we may not successfully execute our vision because of, among other things, errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. If we are unable to identify and take advantage of future trends in our target industries to the extent we expect or at all, our ability to complete our initial business combination may become limited and our business, financial condition and results of operations will be adversely affected.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in us will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders (which may be $10.00 per share or less in certain circumstances), and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares (including pursuant to an agreement with our Anchor Investor) or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of December 31, 2021, there were 172,400,000 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of December 31, 2021, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. For example, we granted our Anchor Investor the option, but not the obligation, to purchase up to 30% of our Class A ordinary shares, for a purchase price of $10.00 per Class A ordinary share, in any financing transaction we may conduct in connection with our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of our shareholders;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our sponsor, Anchor Investor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our sponsor, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The sponsor currently owns 5,960,000 Founder Shares, the Anchor Investor currently owns 690,000 Founder Shares and the independent directors each received 50,000 Founder Shares concurrently with the Initial Public Offering (an additional aggregate 50,000 Founder Shares held by two of Crown’s advisors). The Founder Shares will be worthless if we do not consummate the initial business combination. Our sponsor and our Anchor Investor have also purchased 4,010,667 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate) for an aggregate purchase price of $7,520,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination prior to February 11, 2023. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating the initial business combination, may influence their motivation in identifying and selecting a target for the initial business combination.

We may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any additional notes, other than the Convertible Note and the Convertible Debt Notes, or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from the Initial Public Offering and the Private Placement up to $266,340,000 will be available to complete our initial business combination (after taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our Public Shareholders own shares less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Risks Related to Our Organizational Documents and Structure

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will typically require a vote of holders of at least 65% of the public warrants and any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination by February 11, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or two-thirds of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who collectively beneficially own 17.9% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our initial shareholders, officers and directors, subscription agreements, and registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval.

Our letter agreement with our initial shareholders, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement, subscription agreements and the registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval. While we do not expect our board to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements. Any such amendments or waivers would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently own 17.9% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the closing price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsor, our Anchor Investor or their respective permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Risks Related to Our Warrants

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New

York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 9,200,000 of our Class A ordinary shares as part of the Units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,013,333 warrants, at $1.50 per warrant. In addition, according to the Convertible Note, if our CEO makes any working capital loans, he may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-third of one warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

General Risks

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive as a result of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Members of our management team and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

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

As previously disclosed, following the issuance of the SEC Staff Statement on April 12, 2021 and in light of the comment letters issued by the SEC to several special purpose acquisition companies on redeemable equity instruments in ASC 480-10-99, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by the company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We currently maintain our executive offices at 667 Madison Avenue, 12th Floor, New York, New York 10065. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

As of the date of this Form 10-K, and in connection with the Brivo Business Combination, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Brivo Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

Additional potential plaintiffs may file lawsuits challenging the Brivo Business Combination. The outcome of any future litigation is uncertain.

Such litigation, if not resolved, could prevent or delay consummation of the Brivo Business Combination and result in substantial costs to Crown, including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Brivo Business Combination is that no injunction or other order or decree issued by a governmental authority that prohibits or makes illegal consummation of the Brivo Business Combination (including the Mergers) or enjoins Crown, Brivo, Merger Sub I or Merger Sub II from consummating the Brivo Business Combination (including the Mergers) is in effect. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Brivo Business Combination on the agreed-upon terms, then such injunction may prevent the Brivo Business Combination from being consummated, or from being consummated within the expected time frame.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units issued in the Initial Public Offering began trading on the NYSE under the symbol “CPTK.U” on February 11, 2021. Beginning on March 30, 2021, holders of our Units could elect to separately trade the shares of Class A ordinary shares and public warrants contained in the Units or continue to trade the Units without separating them. On such date, the shares of Class A ordinary shares and public warrants began trading on the NYSE under the symbols “CPTK” and “CPTK.WS,” respectively. Each whole public warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per half share, subject to adjustment as described in our final prospectus dated February 8, 2021 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A ordinary shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described elsewhere in this Annual Report on Form 10-K.

Holders

As of December 31, 2021, there was one holder of record of our Units, two holder of our separately traded shares of Class A ordinary shares and one holder of record of our separately traded public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Performance Graph

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In October 2020, our sponsor purchased an aggregate of 6,900,000 shares of our Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,013,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the sponsor and the Anchor Investor, generating gross proceeds of $7,520,000.

The sale of the Founder Shares and the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333- 252307), dated February 8, 2021, and filed with the SEC pursuant to Rule 424 under the Securities Act on February 10, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “CPTK” “our,” “us” or “we” refer to Crown PropTech Acquisitions. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsor is Crown PropTech Sponsor, LLC, a Cayman Islands exempted company (“sponsor”)

The registration statement for our initial public offering (the “Initial Public Offering’) became effective on February 8, 2021. On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 Units at the initial public offering price to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.8 million, inclusive of approximately $9.7 million in deferred underwriting commissions (Note 6).

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

Proposed Brivo Transaction

On November 10, 2021, Crown entered into the BCA with the Merger Subs and Brivo. Please see the Explanatory Note at the beginning of this Annual Report on Form 10-K. The descriptions of each of these agreements, and each of the agreements described above, are qualified in their entirety by the agreements themselves, each of which is an exhibit to this Annual Report on Form 10-K. Please refer to CPTK’s Form 8-K filed on November 16, 2021 for more information.

In connection with the signing of the Business Combination Agreement, Crown entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “Convertible Debt Investors’), pursuant to which the Convertible Debt Investors agreed to subscribe for and purchase, and Crown agreed to issue and sell to the Convertible Debt Investors, following the Domestication, an aggregate of $75.0 million in principal amount of convertible notes to be issued pursuant to an indenture (the “Indenture”), or the Convertible Debt Notes, for aggregate gross proceeds of $75.0 million.

The Convertible Debt Notes are convertible at the option of holders into New Brivo Class A Common Stock at a conversion price of $11.50 per share. One of the Convertible Debt Investors is an affiliate of Brivo that has agreed to subscribe for $2.0 million in principal amount of Convertible Debt Notes. Neither the Convertible Debt Notes nor the New Brivo Class A Common Stock to be issued upon conversion of the Convertible Debt Notes have been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Convertible Debt Notes will have a five-year term and will bear interest in the first two years at SOFR+9.25% if paid in cash and SOFR+9.50% if paid in kind. The interest rate under the Convertible Debt Notes will increase by 1.0% per annum after the first two years. The Convertible Debt Notes will be issued with an original issue discount of 3.0% of the aggregate principal amount of the Convertible Debt Notes.

The obligation of the subscribers to close the purchase of the Convertible Debt Notes is subject to certain closing conditions, including Crown satisfying the Minimum Unrestricted Cash Condition as defined in the Business Combination Agreement.

The Indenture includes certain covenants, including the requirement that New Brivo maintain at all times after the closing of the Brivo Business Combination, at least $35,000,000 of unrestricted cash and, to the extent a revolving credit facility exists at least $50,000,000 of unrestricted cash on hand together with any unused revolver availability, if any. In addition, the maximum debt-to-recurring revenue ratio shall be 3.00x starting the first full quarter after Closing, then declining 0.20x per quarter until reaching 1.50x, and remaining flat thereafter. In connection with the offering of the Convertible Debt Notes, Crown agreed that following the closing of the Brivo Business Combination, an affiliate of Golub, a Convertible Debt Investor, will be entitled to designate one person to attend all meetings of the board of directors and its committees as an observer, subject to certain customary exceptions. Such right shall exist until the date Golub holds less than $36.5 million aggregate principal amount of Convertible Debt Notes. The Subscription Agreements provide Convertible Debt Investors with certain registration rights. In particular, Crown is required to, no later than 45 calendar days after the consummation of the Brivo Business Combination, submit to or file with the SEC a registration statement registering the resale of the shares of New Brivo Class A Common Stock issuable upon conversion of the Convertible Debt Notes. Additionally, Crown is required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies Crown that it will “review” the registration statement) following the Closing Date and (ii) the 10th business day after the date Crown is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The registration rights under the Subscription Agreements are separate and distinct from those provided for in the registration rights agreement. The Convertible Debt Financing is contingent upon, among other things, the closing of the Brivo Business Combination.

Concurrently with the execution of the Business Combination Agreement (but effective as of the closing of the Brivo Business Combination) New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which will terminate and replace the existing registration rights agreement among Crown, sponsor and the Anchor Investor dated February 8, 2021, pursuant to which, among other matters, (i) subject to certain limited exceptions, certain stockholders of Crown and Brivo will be granted certain customary demand and “piggyback” registration rights with respect to their shares of New Brivo Class A Common Stock, (ii) sponsor will be subject to a one-year lock-up period for its shares of New Brivo Class A Common Stock, which lock-up period will terminate early in the event that the closing price of New Brivo Class A Common Stock on the New York Stock Exchange equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days following the closing of the Brivo Business Combination and (iii) certain stockholders of Brivo will be subject to a 270-day lock-up of their shares of New Brivo Class A Common Stock. The Restated Registration Rights Agreement provides that New Brivo will file with the SEC within 45 days following the Closing Date, a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale covering the resale of all the Registrable Securities, as defined in the Registration Rights Agreement, and will use its commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 days following the filing deadline (the “Effectiveness Deadline”); provided, that the Effectiveness Deadline shall be extended to 90 days after the filing deadline if the Registration Statement is reviewed by, and the Company receives comments from, the SEC. The parties to the Registration Rights Agreement will be entitled to make demand registrations in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. New Brivo will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Concurrently with the execution of the Business Combination Agreement, certain stockholders of Brivo entered into that Stockholder Support Agreement with Crown, pursuant to which such stockholders have agreed to, among other things, (i) subject to the applicable Brivo stockholders having previously delivered the Written Consent, vote in favor of the Business Combination Agreement and the transactions contemplated thereby, and (ii) be bound by certain other covenants and agreements related to the Brivo Business Combination. Shortly after the Business Combination Agreement was entered into certain Brivo stockholders delivered the Written Consent approving certain matters in connection with the Brivo Business Combination. No further approvals of any Brivo stockholders are required in connection with the Brivo Business Combination.

In connection with the Brivo Business Combination, the sponsor and certain shareholders of Crown that collectively with the sponsor own 6,210,000 Class B ordinary shares of Crown agreed pursuant to that certain sponsor Agreement to, among other things, (i) with limited exceptions, vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Mergers) and (ii) waive any adjustment to the conversion ratio set forth in the Existing Governing Documents with respect to all Class B ordinary shares of Crown, in each case, on the terms and subject to the conditions set forth in the sponsor Agreement. As of the date of the Registration Statement, the sponsor and the other Crown shareholders subject to the voting obligations under the sponsor Agreement collectively own approximately 17.9% of the issued and outstanding ordinary shares. In addition, the sponsor has agreed that 2,384,000 of the shares of New Brivo Class A Common Stock to be issued to sponsor in the Domestication in respect of the Class B ordinary shares of Crown held by the sponsor as of the date of the sponsor Agreement (such 2,384,000 shares of New Brivo Class A Common Stock, the “Crown Earn-Out Shares”) will be subject to vesting requirements. The Crown Earn-Out Shares will vest in two equal 1,192,000 tranches based on the achievement of post-Closing share price targets of New Brivo Class A Common Stock of $13.00 and $15.00, respectively, in each case, for any 20 trading days within any 30 trading-

day period commencing at any time after the Closing Date and ending on or prior to the fifth anniversary of the Closing Date. A given achievement metric described above is also achieved if there is a transaction during the relevant period that results in the shares of New Brivo Common Stock being converted into the right to receive cash or other consideration having a per share value (in the case of any non-cash consideration, as provided in the definitive transaction documents for such transaction, or if not so provided, as determined by the New Brivo board of directors in good faith) in excess of the applicable post-Closing share price target set forth above. The Crown Earn-Out Shares that have not vested by the fifth anniversary of the Closing shall, automatically and without further action on the part of New Brivo or any holder thereof, be forfeited and cancelled for no consideration. Prior to vesting or forfeiture the Crown Earn-Out Shares will, with limited exceptions, be entitled to all rights of other shares of New Brivo Common Stock.

Liquidity and Capital Resources

On February 11, 2021, we consummated our initial public offering of 27,600,000 Units, at a price of $10.00 per Unit, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 Units at the initial public offering price to cover over-allotments. The Units were sold, generating gross proceeds of $276,000,000. Substantially concurrently with the closing of the initial public offering, we completed the private sale of 5,013,333 Private Placement Warrants to our sponsor and the Anchor Investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000.

Following the initial public offering, the sale of the Private Placement Warrants, and the underwriters election to fully exercise their over-allotment option, a total of $276,000,000 was placed in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and we had $1,919,091 of cash held outside of the trust account, after payment of costs related to the initial public offering, and available for working capital purposes. We incurred $16,505,915 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, $795,825 of excess fair value of the Anchor Investor shares and $530,090 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $2,104,209, resulting primarily from the net income of $6,689,555 which was impacted by unrealized gain on change in fair value of warrant liabilities of $13,076,266 and trust dividend income of $13,345 and offset by offering costs allocated to warrants of $819,794, and changes in operating assets and liabilities used $3,476,053 of cash from operating activities.

As of December 31, 2021, we had cash outside the trust account of $14,807 available for working capital needs and working capital deficit of $4,091,246. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the initial public offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note.

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

We anticipate that the $14,807 outside of the trust account as of December 31, 2021, and the amount available under the Convertible Note will be sufficient to allow the Company to operate until it consummates the proposed Brivo Business Combination and the related funding from the Subscription Agreements.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until February 2023 to consummate a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Results of Operations

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

For the year ended December 31, 2021, we had a net income of $6,689,555. We incurred $5,580,262 of formation and operating costs consisting mostly of general and administrative expenses, generated income on our trust account for $13,345, expensed a portion of the offering costs associated with the Initial Public Offering in the amount of $819,794 based on a relative fair value basis and had a change in fair value of warrant liability of $13,076,266.

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

On February 11, 2021, the Sponsor transferred 690,000 Founder Shares to the Anchor Investors for $2,500. In February 2021 the Sponsor transferred an aggregate of 250,000 Founder Shares to four of our independent directors and two independent advisors. After transferring shares to the Anchor Investors, directors and advisors, the Sponsor owns 5,960,000 Founder Shares.

The sponsor and the Anchor Investor have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of a business combination or (ii) the date following the completion of a business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, the Founder Shares will be released from the lock-up.

Promissory Note-Related Party

On October 13, 2020, the Company issued a Promissory Note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. As of December 31, 2021, the Company had repaid the sponsor note in full and no future borrowings are permitted under this Promissory Note.

Administrative Support Agreement

Commencing on the date of the Initial Public offering, the Company has agreed to pay the sponsor or an affiliate thereof a total of $15,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion; up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the Initial Public offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into the Amended and Restated Registration Rights Agreement.

Underwriting Agreement

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

Lease Agreement

We have an agreement to pay the sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of December 31, 2021, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Litigation

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business.

As of the date of this Form 10-K, and in connection with the Brivo Business Combination, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Brivo Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

Additional potential plaintiffs may file lawsuits challenging the Brivo Business Combination. The outcome of any future litigation is uncertain.

Such litigation, if not resolved, could prevent or delay consummation of the Brivo Business Combination and result in substantial costs to Crown, including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Brivo Business Combination is that no injunction or other order or decree issued by a governmental authority that prohibits or makes illegal consummation of the Brivo Business Combination (including the Mergers) or enjoins Crown, Brivo, Merger Sub I or Merger Sub II from consummating the Brivo Business Combination (including the Mergers) is in effect. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Brivo Business Combination on the agreed-upon terms, then such injunction may prevent the Brivo Business Combination from being consummated, or from being consummated within the expected time frame.

Attorney Fees

We have incurred business combination related legal fees, none of which are payable until consummation of the proposed Brivo Business Combination. At December 31, 2021 total fees incurred amounted to approximately $4.4 million. Of the total legal fees, 20% or approximately $880,000 are contingent upon consummation of a business combination. If we are unable to complete a business combination within the Combination Period, no funds held in the trust account may be used to settle any balance due. We continue to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Anchor Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors. The Founder Shares purchased by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of 690,000 Founder Shares to the Anchor Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and other expenses. At February 11, 2021, the fair value of the Founder Shares to the Anchor Investors in excess of the amount paid was $795,825.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

On December 9, 2021, we filed with the SEC Amendment No. 2 on form 8-K/A to amend and restate our audited balance sheet to reflect the changes resulting from our determination that all of our outstanding Class A ordinary shares should be presented as temporary equity.

On December 10, 2021, we filed with the SEC Amendment No. 1 on Form 10-Q/A to amend and restate our previously issued financial statements to reflect the changes resulting from our determination to that all of our outstanding Class A ordinary shares should be presented as temporary equity.

Due to the impact of these errors in the classification of our warrants and Class A ordinary shares subject to possible redemption, we determined that a material weakness exists in our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures relating to financial instruments (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31. 2021, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

Our officers, director nominees and directors are as follows:

Name	Age	Position
Richard Chera	47	Chief Executive Officer and Director
Pius Sprenger, Ph.D.	54	Chief Financial Officer and Director
Dr. Martin Enderle	56	Director
Melissa “Lisa” Holladay	54	Director
Stephen Siegel	77	Director
Frits van Paasschen	60	Director

Richard Chera, Chief Executive Officer and Director

Richard Chera has served as Crown’s Chief Executive Officer and has been a member of the Crown Board since Crown’s inception. He is a co-founder and has served as Senior Managing Director of Crown Acquisitions Inc. since 2004. Mr. Chera is also a co-founder of ReWyre®, a technology aggregator and intelligent city master planner based in New York City. Mr. Chera also serves on the boards of various nonprofit organizations that focus on public health, children’s and seniors’ services, as well as business growth opportunities for entrepreneurs. Mr. Chera has attended The Santo Institute in Tokyo, Japan in 1992 and New York University’s Stern School of Business from 1992-1995. Crown believes Mr. Chera’s experience in leading large real estate transactions in the U.S., Canada and UK and numerous retail developments make him well qualified to serve on the Crown Board.

Pius Sprenger, Ph.D., Chief Financial Officer and Director

Dr. Pius Sprenger has served as Crown’s Chief Financial Officer and has been a member of the Crown Board since Crown’s inception. Since November 2020, Dr. Sprenger has served on the Advisory Board of Bitpanda GmbH. From 2018 to 2020, Dr. Sprenger was Head of Structuring of Cantor Fitzgerald and served on the Executive Committee of Cantor Fitzgerald’s investment bank. From 2004 to 2018, Dr. Sprenger served as Senior Trader and Global Head of non-Core Operations Unit of Deutsche Bank. Prior to joining Deutsche Bank, Dr. Sprenger was a Credit Structurer/Trader at Lehman Brothers and Morgan Stanley. Dr. Sprenger also served on the board of Maher Terminals in New Jersey from 2013 to 2016 and Sal. Oppenheim in Cologne, Germany from 2013 to 2016. Dr. Sprenger has a diploma in mathematics from the University of Konstanz, Germany and a Ph.D. in mathematics from the University of Hanover, Germany. Crown believes that Dr. Sprenger’s broad experience in investment and management expertise in large financial institutions makes him well qualified to serve on the Crown Board.

Dr. Martin Enderle, Director

Dr. Martin Enderle has been a member of the Crown Board since February 2021. From 2017 until today, Dr. Enderle has served as the Chairman of the Supervisory Board of Delivery Hero SE, a DAX-listed company (DHER). From May 2021 until today, Dr. Enderle has also served as the Chairman of the Supervisory Board of MeinAuto Group AG, Oberhaching. From 2016 to 2020, Dr. Enderle founded and worked as a managing director of allmyhomes GmbH, a Berlin-based real estate company and is now a shareholder and board member. Currently, he is also working as a board advisor to private equity-owned atHome Group in Luxembourg. Prior to founding allmyhomes GmbH, Dr. Enderle was a managing director of digi.me GmbH, his private wealth holding company, since 2015, managing director of Chaconne GmbH since 2016, and managing director of feegoo invest UG until 2016. Dr. Enderle also served on the board of Rocket Internet SE (RKET) from 2015 to 2017 and CEWE Stiftung & Co. KGAA from 2016 to 2018 and has served on the board of Egmont Foundation since 2015. Before 2015, Dr. Enderle was the Chief Executive Officer of Scout24 Group, now a publicly listed company in Germany, from 2005 to 2014. Dr. Enderle holds a Ph.D. in mathematics from University of Hanover as well as a diploma from University of Hanover and King’s College London. Crown believes Dr. Enderle’s experience in the real estate industry, leading high growth digital companies as Chief Executive Officer and as a board member, makes him well qualified to serve on the Crown Board.

Lisa Holladay, Director

Lisa Holladay has been a member of the Crown Board since February 2021. From 2020 to present, Ms. Holladay has been Chief Experience Officer of TIGER 21, a peer-to-peer learning company. From 2012 to 2020, Ms. Holladay served as Vice President and Global Brand Leader of Marriott International, a hospitality company, for the brands The Ritz-Carlton Hotel and The St. Regis Hotels & Resorts. Prior to joining Marriott, Ms. Holladay was National Manager of Experiential Marketing of Mercedes-Benz USA, an automotive company. Ms. Holladay also serves on the board of the Erwin Center for Brand Communications at Clemson University. Ms. Holladay has an M.A. from Georgetown University and a B.A. from Clemson University. Crown believes Ms. Holladay’s experience in customer experience, hospitality and marketing makes her well qualified to serve on the Crown Board.

Stephen Siegel, Director

Stephen Siegel has been a member of the Crown Board since February 2021. Currently, Mr. Siegel is the Chairman, Global Brokerage at CBRE, Inc. Prior to the merger with CBRE, Mr. Siegel was Chairman and Chief Executive Officer of Insignia/ESG. Before that, he became President and Chief Executive Officer of Cushman & Wakefield at the age of 37. Mr. Siegel has arranged multimillion-dollar transactions for some of the nation’s most prominent corporate clients over the years. More recently, Mr. Siegel closed major deals with the headquarters of HBC (400,000 sq. ft.), Headquarters of Apollo (300,000 sq. ft.), Estee Lauder, Corp. Headquarters (300,000 sq. ft.) and the Headquarters for L’Oreal (400,000 sq. ft.). He sits on numerous nonprofit boards, such as Gift of Life and National Jewish Health. He has honorary doctorates from Baruch College, Yeshiva University, Monmouth University and St. Thomas Aquinas University. Crown believes Mr. Siegel’s experience as an industry leader and benefactor makes him well qualified to serve on the Crown Board.

Frits van Paasschen, Director

Mr. van Paasschen has been a member of the Crown Board since February 2021. His 30 years as an executive in global companies began at The Boston Consulting Group and McKinsey & Company. After working in finance at Disney’s Consumer Products Division, he joined Nike, ultimately becoming President of the Europe, Middle East and Africa Division. Mr. van Paasschen’s first chief executive officer role was at Coors Brewing Company, and most recently he was Chief Executive Officer of Starwood Hotels and Resorts. He serves as a director at Royal DSM (in the Netherlands) and Williams Sonoma and has recently joined the board of J.Crew Group, Inc. Previously, he was on the board of Barclays (in the United Kingdom), Jones Apparel and Oakley. Mr. van Paasschen is Chair of Convene, a real-estate-as-a-service company and is also an investor/board member of citizenM Hotels and Sonder. Mr. van Paasschen is a Senior Advisor to TPG Capital, focusing on retail, consumer and hospitality, and he serves on advisory boards of The Red Sea Project, The Indian School of Hospitality, and Russell Reynolds. Mr. van Paasschen holds a B.A. in economics and biology from Amherst College and an M.B.A. from Harvard Business School, where he was also a Teaching Fellow in economics. Crown believes Mr. van Paasschen’s international experience in the real estate industry makes him well qualified to serve on the Crown Board.

Number and Terms of Office of Officers and Directors

The Crown Board consists of six members, divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to Crown’s first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, Crown is not required to hold an annual general meeting until one year after Crown’s first fiscal year end following Crown’s listing on the NYSE. The term of office of the first class of directors, consisting of Frits van Paasschen and Martin Enderle, will expire at Crown’s first annual general meeting. The term of office of the second class of directors, consisting of Lisa Holladay and Stephen Siegel, will expire at Crown’s second annual general meeting. The term of office of the third class of directors, consisting of Richard Chera and Pius Sprenger, will expire at Crown’s third annual general meeting.

Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of an initial business combination. Holders of the Class A ordinary shares are not entitled to vote on the appointment of directors during such time. These provisions of Crown’s amended and restated memorandum and articles of association relating to the rights of Crown’s holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the ordinary shares voting in a general meeting.

Crown’s officers are appointed by the Crown Board and serve at the discretion of the Crown Board, rather than for specific terms of office. The Crown Board is authorized to appoint officers as it deems appropriate pursuant to Crown’s amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of the Crown Board be independent within one year of Crown’s initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has four “independent directors” as defined in the NYSE rules and applicable SEC rules. The Crown Board has determined that Dr. Enderle, Ms. Holladay, Mr. Siegel and Mr. van Paasschen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The Crown Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both Crown’s audit committee and Crown’s compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by the Crown Board and has the composition and responsibilities described below. The charter of each committee is available on Crown’s website (https://www.crownproptech.com/). Information contained on Crown’s website is not part of this Form 10-K, and the inclusion of Crown’s website address in this Form 10-K is an inactive textual reference only.

Audit Committee

We established an audit committee of the board of directors. Martin Enderle, Frits van Paasschen and Stephen Siegel serve as the members and Martin Enderle serves as chair of the audit committee. Frits van Paasschen, Stephen Siegel and Martin Enderle are independent of and unaffiliated with our sponsor and our underwriters. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Martin Enderle, Frits van Paasschen and Stephen Siegel are financially literate and the Crown Board has determined that Mr. Enderle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Crown has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of Crown’s financial statements, (2) Crown’s compliance with legal and regulatory requirements, (3) Crown’s independent registered public accounting firm’s qualifications and independence, and (4) the performance of Crown’s internal audit function and independent auditors; the appointment, compensation, retention, replacement, oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by Crown;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by Crown, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with Crown in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss Crown’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing Crown’s specific disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to Crown entering into such transaction; and
●	reviewing with management, the independent auditors, and Crown’s legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding Crown’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC, or other regulatory authorities.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance will be Frits van Paasschen, Lisa Holladay and Stephen Siegel. Frits van Paasschen will serve as chair of the nominating and corporate governance committee. Under the NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter of the nominating and corporate governance committee also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and has been directly responsible for approving the search firm’s fees and other retention terms.

Crown has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Crown Board considers educational background, diversity of professional experience, knowledge of Crown’s business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of Crown shareholders. Prior to an initial business combination, holders of Crown’s Public Shares will not have the right to recommend director candidates for nomination to the Crown Board.

Compensation Committee

Lisa Holladay, Martin Enderle and Stephen Siegel serve as the members and Lisa Holladay serves as chair of the compensation committee. Under the NYSE listing standards, all the directors on the compensation committee must be independent. Crown has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to Crown’s chief executive officer’s compensation;

●	evaluating Crown’s chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of Crown’s chief executive officer based on such evaluation;
●	reviewing and making recommendations to the Crown Board with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Crown Board approval of all of Crown’s other officers;
●	reviewing Crown’s executive compensation policies and plans;
●	implementing and administering Crown’s incentive compensation and equity-based remuneration plans;
●	assisting management in complying with Crown’s proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for Crown’s officers and employees;
●	producing a report on executive compensation to be included in Crown’s annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the agreement to pay to the sponsor or an affiliate of the sponsor of up to $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of Crown’s existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Ethics

Crown adopted a Code of Business Conduct and Ethics applicable to Crown directors, officers, and employees. You will be able to review this document by accessing Crown’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of the Crown Board will be provided without charge upon request from us. If Crown makes any amendments to Crown’s Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to Crown’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, Crown will disclose the nature of such amendment or waiver on Crown’s website. The information included on Crown’s website is not incorporated by reference into this proxy statement/prospectus or in any other report or document Crown files with the SEC, and any references to Crown’s website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)	directors should not improperly fetter the exercise of future discretion;
(iv)	duty to exercise powers fairly as between different sections of shareholders;
(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary.

Individual	Entity/Organization	Entity’s Business	Affiliation
Richard Chera	Crown Acquisitions	Real Estate Holding Company	Senior Managing Director
Pius Sprenger	Bitpanda GmbH	Cryptocurrency Trading Platform	Advisory Board Member
Martin Enderle	Delivery Hero SE atHome Group Allmyhomes GmbH Egmont Foundation digi.me GmbH Chaconne GmbH MeinAuto Group AG	Food Delivery Service Classifieds Company Real Estate Platform Media Company Private Wealth Holding Business Holding Online Auto Retailer	Chairman of Supervisory Board Board Advisor Board Member Board Member Managing Director Managing Director Chairman of Supervisory Board
Lisa Holladay	TIGER 21 Clemson University (Erwin Center for Brand Communications)	Peer-to-Peer Lending Education	Chief Experience Officer Board Member
Stephen Siegel	CBRE, Inc.	Real Estate and Investment Firm	Chairman, Global Brokerage
Frits van Paasschen	Royal DSM N.V. Williams Sonoma, Inc. J.Crew Group, Inc. Convene citizenM Hotels Sonder Corp. TPG Capital Red Sea Project Indian School of Hospitality Russel Reynolds	Health, nutrition and Materials Consumer Retail Consumer Retail Real Estate Hotel Apartment/Hotel Investment Company Land and Property Development Education Management Consulting	Director Director Board Member Board Chair Board Member Board Member Senior Advisor Board Advisor Board Advisor Board Advisor

There are also other potential conflicts of interest:

●	Crown’s officers and directors are not required to, and will not, commit their full time to Crown’s affairs, which may result in a conflict of interest in allocating their time between Crown’s operations and Crown’s search for a business combination and their other businesses. Crown currently does not have and does not intend to have any full-time employees prior to the completion of an initial business combination. Each of Crown’s officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and Crown’s officers are not obligated to contribute any specific number of hours per week to Crown’s affairs.
●	Crown’s initial shareholders purchased Founder Shares prior to the date of Crown’s initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of Crown’s initial public offering. The sponsor transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. The sponsor, officers, and directors have entered into a letter agreement with Crown, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Additionally, the sponsor, officers, and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Crown fails to complete an initial business combination within the prescribed time frame. If Crown not complete an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, the sponsor, the Anchor Investor and Crown’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of an initial business combination or (ii) the date following the completion of an initial business combination on which Crown completes a liquidation, merger, share exchange or other similar transaction that results in all of Crown shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Crown Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lockup.
●	The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of an initial business combination. Because each of Crown’s officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination.
●	Each of Mr. Chera, Mr. Sprenger and Mr. Siegel invested $2,271,000, $1,530,000 and $230,000 in the sponsor, respectively and hold interests in the sponsor, or directly in Crown, that represent an interest in 3,404,288 Class B ordinary shares and 2,257,203 Private Placement Warrants. All of such securities would be worthless if a business combination is not consummated by February 11, 2023 (unless such date is extended in accordance with the Existing Governing Documents).
●	On November 30, 2021, Crown entered into a convertible note with Richard Chera, Crown’s Chief Executive Officer and Director, pursuant to which the Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If Crown does not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.
●	Crown’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Crown’s initial business combination.

In no event will the sponsor or any of Crown’s existing officers or directors, or any of their respective affiliates, be paid by the Crown any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the completion of an initial business combination. Further, commencing on the date that the Crown securities were first listed on the NYSE through the earlier of consummation of an initial business combination and Crown’s liquidation, Crown agreed to pay the sponsor or an affiliate thereof up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of Crown’s management team. As of December 31, 2021, Crown has not made any payments pursuant to the administrative agreement and does not expect to incur any related expenses in the near future.

Crown cannot assure you that any of the above mentioned conflicts will be resolved in Crown’s favor.

The sponsor, officers, and directors have agreed to vote their Founder Shares and any shares purchased during or after the offering in favor of an initial business combination

Item 11.Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors or officers, or our or their affiliates. As of December 31, 2021 an affiliate of our sponsor was reimbursed for $3,434 of travel expenses. No other expenses have been incurred by our sponsor, directors or officers, or our or their affiliates, on behalf of Crown for which they are seeking reimbursement.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary available to us as March 31, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A ordinary shares;
●	each of our directors and executive officers that beneficially owns CPTK ordinary shares; and
●	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our ordinary shares beneficially owned by them.

In October 2020, our sponsor paid $25,000 to cover certain offering costs in consideration for 6,900,000 Class B ordinary Founder Shares. Our sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Unless otherwise specified, the business address of each person listed below is c/o Crown PropTech Acquisitions, 667 Madison Avenue, 12th Floor, New York, NY 10065. Unless otherwise specified, the percentages set forth in the table below are based upon 27,600,000 shares of Crown Class A ordinary shares and 6,900,000 shares of Crown Class B ordinary shares. Voting percentages represents the voting power of the ordinary shares owned beneficially by such person.

Our Sponsor, Directors and Executive Officers

	Number of Shares Beneficially Owned		Approximate Percentage of
Name and Address of Beneficial Owner(1)	Class B	Class A	Class B	Class A	Voting Power
Richard Chera (2)	5,960,000	—	86.3%	—	17.3%
Pius Sprenger (2)	5,960,000	—	86.3%	—	17.3%
Stephen Siegel	50,000	—	*	*	*
Martin Enderle	50,000	—	*	*	*
Lisa Holladay	50,000	—	*	*	*
Frits van Paasschen	50,000	—	*	*	*
All directors and executive officers as a group (6 individuals)	6,160,000	—	89.2%	—	17.9%
Crown PropTech Sponsor, LLC (Crown’s sponsor) (2)	5,960,000	—	86.3%	—	17.3%
BlackRock, Inc. (3)	690,000	1,800,000	10%	6.5%	7.2%
*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals prior to a business combination is 667 Madison Avenue, 12th Floor, New York, New York 10065.
(2)	Crown PropTech Sponsor, LLC, our sponsor, is the record holder of such shares. Our sponsor is managed by a board of managers comprising Mr. Chera and Mr. Sprenger, who may each be deemed to have voting and investment discretion with respect to the ordinary shares held of record by our sponsor. Each of Mr. Chera and Mr. Sprenger disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(3)	The information in the table above regarding Class A Shares is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on February 4, 2022. The address for the BlackRock, Inc. is 55 East, 52d Street, New York, New York 10055.

Item 13.Certain Relationships and Related Transactions and Director Independence

In October 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs on our behalf in consideration of 6,900,000 Class B ordinary shares, par value $0.0001. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor and our Anchor Investor have purchased 4,010,667 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate) for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, our sponsor’s interest and our Anchor Investor’s interest in this transaction is valued at for an aggregate purchase price of $7,520,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the sponsor or an affiliate thereof a total of $15,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If Crown does not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement pursuant to which our sponsor, Anchor Investor, and directors will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares, as long as the sponsor and directors hold any securities covered by the registration agreement. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into the Amended and Restated Registration Rights Agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board's committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of the NYSE require that a majority of the Crown Board be independent within one year of Crown’s initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has four “independent directors” as defined in the NYSE rules and applicable SEC rules. The Crown Board has determined that Dr. Enderle, Ms. Holladay, Mr. Siegel and Mr. van Paasschen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 totaled $57,680.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2021.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.Exhibits, Financial Statement Schedules

Page
a. Financial Statements. The following financial statements are submitted as part of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets at December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020	F-4
Statements of Shareholders’ Deficit Equity for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Crown PropTech Acquisitions

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown PropTech Acquisitions (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and or the period from September 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by February 10, 2023, the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
April 12, 2022

CROWN PROPTECH ACQUISITIONS

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$14,807	$72,550
Prepaid expenses	75,898	—
Deferred offering costs associated with IPO	—	201,556
Total current assets	90,705	274,106
Cash held in Trust account	276,013,345	—
Total assets	$276,104,050	$274,106

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$3,572,844	$180,000
Due to related party	159,107	—
Convertible note	450,000
Sponsor loans	—	75,000
Total current liabilities	4,181,951	255,000
Warrant liabilities	8,101,600
Deferred underwriters’ discount	9,660,000	—
Total liabilities	21,943,551	255,000

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	276,013,345	—

Shareholders’ (deficit) equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 2020, respectively, excluding 27,600,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Retained earnings	(21,853,536)	(5,894)
Total shareholders’ (deficit) equity	(21,852,846)	19,106
Total liabilities and shareholders’ (deficit) equity	$276,104,050	$274,106

The accompanying notes are an integral part of these financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF OPERATIONS

		From the period from September 24,
	For the year ended,	2020 (inception) through
	December 31, 2021	December 31, 2020
Formation and operating costs	$5,580,262	$5,984
Loss from operations	(5,580,262)	(5,984)
Other Income (Loss)
Trust dividend income	13,345	—
Change in fair value of warrant liabilities	13,076,266	—
Offering expenses related to warrant issuance	(819,794)	—
Total other income	12,269,817	—
Net income (loss)	$6,689,555	$(5,984)

Weighted average redeemable shares outstanding	24,499,726	—
Basic and diluted net income per redeemable share	$0.21	$—
Weighted average non-redeemable shares outstanding	6,900,000	5,000,000
Basic and diluted net income per common share	$0.21	$(0.00)

The accompanying notes are an integral part of these financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance as of September 24, 2020 (inception)	—	$—	$—	$—	$—
Sale of Founder Shares	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(5,894)	(5,894)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Excess fair value of Private Placement Warrants	—	—	50,134	—	50,134
Excess fair value of anchor shares	—	—	—	795,825	795,825
Remeasurement of ordinary shares subject to possible redemption	—	—	(74,444)	(29,333,022)	(29,407,466)
Net income	—	—	—	6,689,555	6,689,555
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)

The accompanying notes are an integral part of these financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CASH FLOWS

		For the period from
		September 24,2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,689,555	$(5,894)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,076,266)	—
Trust dividend income	(13,345)	—
Offering costs allocated to warrants	819,794	—
Changes in current assets and current liabilities:
Prepaid expenses	(75,898)	—
Due to related party	159,107	—
Accounts payable and accrued expenses	(3,392,844)	(21,556)
Net cash used in operating activities	(2,104,209)	(27,450)

Cash Flows from Investing Activities:
Investment of cash into trust account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	270,480,000	—
Proceeds from issuance of Private Placement Warrants	7,520,000	—
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from promissory note to related party	—	75,000
Proceeds from promissory note to related party	450,000
Repayment of promissory note to related party	(75,000)	—
Payments of offering costs	(328,534)	—
Net cash provided by financing activities	278,046,466	100,000

Net Change in Cash	(57,743)	72,550
Cash - Beginning of period	72,550	—
Cash - Ending of period	$14,807	$72,550

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$246,605,879	$—
Remeasurement of Class A ordinary shares subject to possible redemption	$29,407,466	$—
Initial value of warrant liabilities	$21,177,866	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,660,000	$—

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Proposed Business Combination with Brivo

On November 10, 2021 the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among (i) the Company (ii) Crown PropTech Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ““Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo”).

Subject to the terms and conditions of the Business Combination Agreement, on the day prior to the closing date of the Brivo Business Combination (the “Closing Date”), the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Brivo, Inc.” (“New Brivo”).

In connection with the signing of the Business Combination Agreement, the Company entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “Convertible Debt Investors”), pursuant to which the Convertible Debt Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Convertible Debt Investors, following the Domestication, an aggregate of $75.0 million in principal amount of convertible notes to be issued pursuant to an indenture (the “Indenture”), or the Convertible Debt Notes, for aggregate gross proceeds of $75.0 million. The Convertible Debt Notes are convertible at the option of holders into New Brivo Class A Common Stock at a conversion price of $11.50 per share. One of the Convertible Debt Investors is an affiliate of Brivo that has agreed to subscribe for $2.0 million in principal amount of Convertible Debt Notes. Neither the Convertible Debt Notes nor the New Brivo Class A Common Stock to be issued upon conversion of the Convertible Debt Notes have been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Convertible Debt Notes will have a five-year term and will bear interest in the first two years at SOFR+9.25% if paid in cash and SOFR+9.50% if paid in kind. The interest rate under the Convertible Debt Notes will increase by 1.0% per annum after the first two years. The Convertible Debt Notes will be issued with an original issue discount of 3.0% of the aggregate principal amount of the Convertible Debt Notes.

The obligation of the subscribers to close the purchase of the Convertible Debt Notes is subject to certain closing conditions, including the Company satisfying the Minimum Unrestricted Cash Condition as defined in the Business Combination Agreement.

The Indenture includes certain covenants, including the requirement that New Brivo maintain at all times after the closing of the Brivo Business Combination, at least $35,000,000 of unrestricted cash and, to the extent a revolving credit facility exists at least $50,000,000 of unrestricted cash on hand together with any unused revolver availability, if any. In addition, the maximum debt-to-recurring revenue ratio shall be 3.00x starting the first full quarter after Closing, then declining 0.20x per quarter until reaching 1.50x, and remaining flat thereafter.

In connection with the offering of the Convertible Debt Notes, the Company agreed that following the closing of the Brivo Business Combination, an affiliate of Golub, a Convertible Debt Investor, will be entitled to designate one person to attend all meetings of the board of directors and its committees as an observer, subject to certain customary exceptions. Such right shall exist until the date Golub holds less than $36.5 million aggregate principal amount of Convertible Debt Notes.

The Subscription Agreements provide Convertible Debt Investors with certain registration rights. In particular, the Company is required to, no later than 45 calendar days after the consummation of the Brivo Business Combination, submit to or file with the SEC a registration statement registering the resale of the shares of New Brivo Class A Common Stock issuable upon conversion of the Convertible Debt Notes. Additionally, the Company is required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will “review” the registration statement) following the Closing Date and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The registration rights under the Subscription Agreements are separate and distinct from those provided for in the registration rights agreement. The Convertible Debt Financing is contingent upon, among other things, the closing of the Brivo Business Combination.

Concurrently with the execution of the Business Combination Agreement (but effective as of the closing of the Brivo Business Combination) New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of the Company and Brivo entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which will terminate and replace the existing registration rights agreement among the Company, sponsor and the Anchor Investor dated February 8, 2021, pursuant to which, among other matters, (i) subject to certain limited exceptions, certain stockholders of the Company and Brivo will be granted certain customary demand and “piggyback” registration rights with respect to their shares of New Brivo Class A Common Stock, (ii) sponsor will be subject to a one-year lock-up period for its shares of New Brivo Class A Common Stock, which lock-up period will terminate early in the event that the closing price of New Brivo Class A Common Stock on the New York Stock Exchange equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days following the closing of the Brivo Business Combination and (iii) certain stockholders of Brivo will be subject to a 270-day lock-up of their shares of New Brivo Class A Common Stock.

The Restated Registration Rights Agreement provides that New Brivo will file with the SEC within 45 days following the Closing Date, a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale covering the resale of all the Registrable Securities, as defined in the Registration Rights Agreement, and will use commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 days following the filing deadline (the “Effectiveness Deadline”); provided, that the Effectiveness Deadline shall be extended to 90 days after the filing deadline if the Registration Statement is reviewed by, and the Company receives comments from, the SEC.

The parties to the Registration Rights Agreement will be entitled to make demand registrations in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. New Brivo will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Concurrently with the execution of the Business Combination Agreement, certain stockholders of Brivo entered into that certain Stockholder Support Agreement with the Company, dated as of November 10, 2021 (as amended by Amendment No. 1 thereto on February 9, 2022, the “Stockholder Support Agreement”), pursuant to which such stockholders have agreed to, among other things, (i) subject to the applicable Brivo stockholders having previously delivered the Written Consent (as defined in the Business Combination Agreement), vote in favor of the Business Combination Agreement and the transactions contemplated thereby, and (ii) be bound by certain other covenants and agreements related to the Brivo Business Combination. Shortly after the Business Combination Agreement was entered into, certain Brivo stockholders delivered the Written Consent approving certain matters in connection with the Brivo Business Combination. No further approvals of any Brivo stockholders are required in connection with the Brivo Business Combination.

In connection with the Brivo Business Combination, the sponsor and certain shareholders of the Company that collectively with the sponsor own 6,210,000 Class B ordinary shares of the Company agreed pursuant to that certain Sponsor Agreement to, among other things, (i) with limited exceptions, vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Mergers) and (ii) waive any adjustment to the Share Conversion Ratio set forth in the existing governing documents with respect to all Class B ordinary shares of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement. As of the date of the Registration Statement, the sponsor and the other shareholders of the Company subject to the voting obligations under the Sponsor Agreement collectively own approximately 17.9% of the issued and outstanding ordinary shares. In addition, the sponsor has agreed that 2,384,000 of the shares of New Brivo Class A Common Stock to be issued to sponsor in the Domestication in respect of the Class B ordinary shares of the Company held by the sponsor as of the date of the Sponsor Agreement (such 2,384,000 shares of New Brivo Class A Common Stock, the “Crown Earn-Out Shares”) will be subject to vesting requirements. The Crown Earn-Out Shares will vest in two equal 1,192,000 tranches based on the achievement of post-Closing share price targets of New Brivo Class A Common Stock of $13.00 and $15.00, respectively, in each case, for any 20 trading days within any 30 trading-day period commencing at any time after the Closing Date and ending on or prior to the fifth anniversary of the Closing Date. A given achievement metric described above is also achieved if there is a transaction during the relevant period that results in the shares of New Brivo Common Stock being converted into the right to receive cash or other consideration having a per share value (in the case of any non-cash consideration, as provided in the definitive transaction documents for such transaction, or if not so provided, as determined by the New Brivo board of directors in good faith) in excess of the applicable post-Closing share price target set forth above. The Crown Earn-Out Shares that have not vested by the fifth anniversary of the Closing shall, automatically and without further action on the part of New Brivo or any holder thereof, be forfeited and cancelled for no consideration. Prior to vesting or forfeiture, the Crown Earn-Out Shares will, with limited exceptions, be entitled to all rights of other shares of New Brivo Common Stock.

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

Liquidity

As of December 31, 2021, the Company had cash outside the Trust Account of $14,807 available for working capital needs and working capital deficit of $4,091,246. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the initial public offering, the sale of Private Placement Warrants the Promissory Note and the Convertible Note.

The Company anticipates that the $14,807 outside of the Trust Account as of December 31, 2021, and the amount available under the Working Capital Loans will be sufficient to allow the Company to operate until it consummates the proposed Brivo Business Combination and the related funding from the Subscription Agreements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Marketable Securities Held in Trust Account

At December 31, 2021, the Trust Account had $276,013,345 held in marketable securities. During period January 1, 2021 to December 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(13,708,000)
Ordinary share issuance costs	(15,686,121)
Plus:
Remeasurement adjustment of carrying value to redemption value	29,407,466
Ordinary shares subject to possible redemption	$276,013,345

Net Income (Loss) per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii)

exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

			For the period from September 24, 2020
	For the year ended		(inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$5,219,544	$1,470,011	$—	$(5,894)
Denominator
Weighted-average shares outstanding	24,499,726	6,900,000	—	45,000,000
Basic and diluted net income per share	$0.21	$0.21	$—	$(0.00)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the public offering upon the completion of the IPO. Transaction costs amounted to $16,505,915 consisting of $5,520,000 of underwriting fee, $9,660,000 of deferred underwriting fee, $795,825 of excess fair value of the Anchor Investor shares and $530,090 of other offering costs. Of the total transaction costs $819,794 was charged to non-operating expense in the statement of operations with the rest of the offering costs charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A ordinary shares.

Anchor Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors. The Founder Shares purchased by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of 690,000 Founder Shares to the Anchor Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and other expenses. At February 11, 2021, the fair value of the Founder Shares to the Anchor Investors in excess of the amount paid was $795,825.

Share based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by directors and independent advisors of the Company at prices below fair value. The acquired shares vested upon granting of the shares (the “Vesting Date”). The Founder Shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued in February 2021 (“Grant Date”), and the shares vested immediately. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation for the 250,000 shares in excess of the amount paid was not material.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares, par value $0.0001 per share one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per warrant ($7,520,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

Note 5 — Related Party Transactions

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

On February 11, 2021, the Sponsor transferred 690,000 Founder Shares to the Anchor Investors for $2,500. In February 2021 the Sponsor transferred an aggregate of 250,000 Founder Shares to four of the Company’s independent directors and two independent advisors. After transferring shares to the Anchor Investors, directors and advisors, the Sponsor owns 5,960,000 Founder Shares.

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

Promissory Note — Related Party

On October 13, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of December 31, 2021, the Company had repaid the Sponsor note in full. At December 31, 2021, no future borrowing are permitted under this Promissory Note.

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

On November 30, 2021, the Company entered into a convertible note with Richard Chera, its Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

Note 6 — Commitments & Contingencies

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

Attorney Fees

The Company has incurred business combination related legal fees, none of which are payable until consummation of the proposed Brivo Business Combination. At December 31, 2021 total fees incurred amounted to approximately $4.4 million. Of the total legal fees, 20% or approximately $880,000 are contingent upon consummation of a business combination. If the Company is unable to complete a business combination within the Combination Period, no funds held in the Trust Account may be used to settle any balance due. The Company continues to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

Legal Proceedings

As of the date of this Form 10-K, and in connection with the Business Combination with Brivo, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

Additional potential plaintiffs may file lawsuits challenging the Business Combination. The outcome of any future litigation is uncertain.

In connection with determining the probability of loss associated with such legal proceedings and whether any potential losses associated therewith are estimable, the Company takes into account what is believed to be all relevant known facts and circumstances, and what is believed to be reasonable assumptions regarding the application of those facts and circumstances to existing agreements, laws and regulations.

Accordingly, the Company can provide no assurance that the outcome of the various legal proceedings that the Company is currently involved in, or will become involved with in the future, will not, individually or in the aggregate, have a material adverse effect on the Company's balance sheet, statement of operations or cash flows.

Note 7 — Stockholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021, there were no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

Note 8 — Warrants

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

Note 9 — Fair Value Measurements

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

Upon inception, the Company’s warrants were based on valuation models utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Warrant liabilities were classified within Level 3 of the fair value hierarchy.

On March 30, 2021 the Company’s Public Warrants began trading on the New Yock Stock Exchange. Consequently, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants are based on the valuation of the Public Warrants. The fair value of the Private Warrant liability classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Description
Assets:
Cash held in Trust Account	$276,013,345	$—	$—
Liabilities:
Public Warrants	$(5,244,000)	$—	$—
Private Warrants	—	(2,857,600)	—
Fair Value of warrants as of December 31, 2021	$(5,244,000)	$(2,857,600)	$—

The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(9,522,933)
Reclassification of Private Warrants to Level 2(1)	(4,110,933)
Reclassification of Public Warrants to Level 1(1)	(7,544,000)
Fair Value at December 31, 2021	$—

(1)	Assumes the warrants were reclassified on June 30, 2021

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

b. Exhibits: The exhibits list in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Document
2.1

Business Combination Agreement, dated as of November 10, 2021, by and among CPTK, Merger Sub I, Merger Sub II and Brivo (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857)).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857))
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 21,2021 (file no. 333-252307)).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed January 21,2021 (file no. 333-252307)).
4.4

Warrant Agreement, dated February 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

4.5	Description of Securities.
10.1

Promissory Note, dated as of October 21, 2020, between the registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.2	Securities Purchase Agreement between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed January 21,2021 (file no. 333-252307)).
10.3

Private Placement Warrants Purchase Agreement, dated as February 8, 2021, between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.4

Investment Management Trust Agreement between CPTK and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.5

Registration Rights Agreement, dated February 8, 2021, among CPTK, CPTK’s sponsor and certain equity holders of CPTK (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.6

Amended and Restated Registration Rights Agreement, dated as of November 10, 2021, between Brivo, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857)).

10.7

Letter Agreement, dated February 8, 2021, between CPTK and CPTK’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017))

10.8	Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).
10.9	Form of Subscription Agreement (Convertible Debts Notes) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857)).
10.10	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857))
10.11	Form of Amendment No. 1 to the Stockholder Support Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4/A filed February 11, 2022, (file no. 333-261857))
10.12

Promissory Note made by the Registrant in favor of Crown PropTech Sponsor, LLC (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).

10.13

Convertible Note, dated November 30, 2021, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2021 (file No. 001-40017).

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date:	April 12, 2022	By:	/s/ Richard Chera
		Name:	Richard Chera
		Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chera	Chief Executive Officer and Director	April 12, 2022
Richard Chera	(Principal Executive Officer)

/s/ Pius Sprenger	Chief Financial Officer and Director	April 12, 2022
Pius Sprenger	(Principal Financial and Accounting Officer)

/s/ Martin Enderle	Director	April 12, 2022
Martin Enderle

/s/ Lisa Holladay	Director	April 12, 2022
Lisa Holladay

/s/ Stephen Siegel	Director	April 12, 2022
Stephen Siegel

/s/ Frits van Paasschen	Director	April 12, 2022
Frits van Paasschen