Form 10-Q
period 2022-03-31
Crown PropTech Acquisitions
filed 2022-05-20
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CROWN PROPTECH ACQUISITIONS
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40017	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

667 Madison Avenue, 12th Floor
New York, NY	10065
(Address of principal executive offices)	(Zip Code)

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

As of May 19, 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	March 31,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$38,503	$14,807
Prepaid expenses	305,539	75,898
Total current assets	344,042	90,705
Investments held in Trust account	276,035,871	276,013,345
Total assets	$276,379,913	$276,104,050

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,995,485	$3,572,844
Due to related party	204,107	159,107
Convertible note	450,000	450,000
Total current liabilities	5,649,592	4,181,951
Warrant liabilities	3,553,333	8,101,600
Deferred underwriters’ discount	9,660,000	9,660,000
Total liabilities	18,862,925	21,943,551

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	276,035,871	276,013,345

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Retained earnings	(18,519,573)	(21,853,536)
Total shareholders’ deficit	(18,518,883)	(21,852,846)
Total liabilities, redeemable shares and shareholders’ deficit	$276,379,913	$276,104,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Formation income (loss) and operating costs	$1,214,304	$126,309
Loss from operations	(1,214,304)	(126,309)
Other Income (Loss)
Trust dividend income	22,526	—
Change in fair value of warrant liabilities	4,548,267	10,517,866
Offering expenses related to warrant issuance	—	(780,268)
Total other income	4,570,793	9,737,598
Net income	$3,356,489	$9,611,289

Weighted average redeemable shares outstanding	27,600,000	15,026,667
Basic and diluted net income per redeemable share	$0.10	$0.44
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net income per common share	$0.10	$0.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489
Balance as of March 31, 2022	6,900,000	$690	$—	$(18,519,573)	$(18,518,883)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Excess fair value of Private Placement Warrants	—	—	50,134	—	50,134
Remeasurement of ordinary shares subject to redemption value	—	—	(74,444)	(28,563,378)	(28,637,822)
Net income	—	—	—	9,611,289	9,611,289
Balance as of March 31, 2021	6,900,000	$690	$—	$(18,957,983)	$(18,957,293)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,356,489	$9,611,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liabilities	(4,548,267)	(10,517,866)
Trust dividend income	(22,526)	—
Offering costs allocated to warrants	—	780,268
Changes in current assets and current liabilities:
Prepaid expenses	(229,641)	(611,078)
Due to related party	45,000	24,107
Accounts payable and accrued expenses	1,422,641	(180,000)
Net cash provided by (used in) operating activities	23,696	(893,280)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	270,480,000
Proceeds from issuance of Private Placement Warrants	—	7,520,000
Repayment of promissory note to related party	—	(75,000)
Payments of offering costs	—	(328,534)
Net cash provided by financing activities	—	277,596,466

Net Change in Cash	23,696	703,186
Cash - Beginning of period	14,807	72,550
Cash - Ending of period	$38,503	$775,736

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$246,605,879
Remeasurement of Class A ordinary shares subject to possible redemption	$22,526	$29,394,121
Initial value of warrant liabilities	$—	$21,177,866
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,660,000

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on February 9, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated the IPO of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Trust Account

Following the closing of the IPO on February 11, 2021, an amount of $276,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

In connection with the signing of the Business Combination Agreement, the Company entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “Convertible Debt Investors”), pursuant to which the Convertible Debt Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Convertible Debt Investors, following the Domestication, an aggregate of $75.0 million in principal amount of convertible notes to be issued pursuant to an indenture (the “Indenture”), or the Convertible Debt Notes, for aggregate gross proceeds of $75.0 million. The Convertible Debt Notes are convertible at the option of holders into New Brivo Class A ordinary shares at a conversion price of $11.50 per share. One of the Convertible Debt Investors is an affiliate of Brivo that has agreed to subscribe for $2.0 million in principal amount of Convertible Debt Notes. Neither the Convertible Debt Notes nor the New Brivo Class A ordinary shares to be issued upon conversion of the Convertible Debt Notes have been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Convertible Debt Notes will have a five-year term and will bear interest in the first two years at SOFR+9.25% if paid in cash and SOFR+9.50% if paid in kind. The interest rate under the Convertible Debt Notes will increase by 1.0% per annum after the first two years. The Convertible Debt Notes will be issued with an original issue discount of 3.0% of the aggregate principal amount of the Convertible Debt Notes.

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

In connection with the offering of the Convertible Debt Notes, the Company agreed that following the closing of the Brivo Business Combination, an affiliate of Golub Capital LLC (such entity, together with its affiliates, "Golub"), a Convertible Debt Investor, will be entitled to designate one person to attend all meetings of the board of directors and its committees as an observer, subject to certain customary exceptions. Such right shall exist until the date Golub holds less than $36.5 million aggregate principal amount of Convertible Debt Notes.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $38,503 available for working capital needs and working capital deficit of $5,305,550. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the initial public offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note.

The Company anticipates that the $38,503 outside of the Trust Account as of March 31, 2022, and the amount available under the Working Capital Loans will be sufficient liquidity to allow the Company to operate until it consummates the proposed Brivo Business Combination and the related funding from the Subscription Agreements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 2023 to consummate a Business Combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and the Company’s ability to complete an initial business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 12, 2022.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $276,035,871 and $276,013,345 held in marketable securities, respectively. During the three months ended March 31, 2022 and the three months end March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2022, the ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(13,708,000)
Ordinary share issuance costs	(15,663,595)
Plus:
Accretion of carrying value to redemption value	29,407,466
Ordinary shares subject to possible redemption	$276,035,871

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three months ended March 31, 2022 and March 31, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

	For the three months ended		For the three months ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$2,685,191	$671,298	$6,631,789	$2,979,500

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	15,026,667	6,900,000
Basic and diluted net income per share	$0.10	$0.10	$0.44	$0.43

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and working capital loan options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of Richard Chera, the outstanding principle of $450,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (300,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At March 31, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

During August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to

simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Promissory Note — Related Party

On October 13, 2020, the Company issued a promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. On February 11, 2021, the Company had repaid the Promissory Note in full. After the IPO, no future borrowings are permitted under this Promissory Note.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 30, 2021, the Company entered into a convertible note with Richard Chera, its Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

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

Attorney Fees

The Company has incurred business combination related legal fees, none of which are payable until consummation of the proposed Brivo Business Combination. As of March 31, 2022 total fees incurred amounted to approximately $5.7 million. Of the total legal fees, 20% or approximately $1.1 million are contingent upon consummation of a business combination. If the Company is unable to complete a business combination within the Combination Period, no funds held in the Trust Account may be used to settle any balance due. The Company continues to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

Legal Proceedings

As of the date of this Form 10-Q, and in connection with the Business Combination with Brivo, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

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

Accordingly, the Company can provide no assurance that the outcome of the various legal proceedings that the Company is currently involved in, or will become involved with in the future, will not, individually or in the aggregate, have a material adverse effect on the Company’s balance sheet, statement of operations or cash flows.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each.At March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s Working Capital Loan option was based on a valuation models utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Level 1	Level 2	Level 3
Description
Assets:
Cash held in Trust Account	$276,035,871	$—	$—
Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	(2,300,000)	—	—
Private Warrants	—	(1,253,333)	—
Fair Value of warrants as of March 31, 2022	$(2,300,000)	$(1,253,333)	$—

December 31, 2021	Level 1	Level 2	Level 3
Description
Assets:
Cash held in Trust Account	$276,013,345	$—	$—
Liabilities:
Public Warrants	$(5,244,000)	$—	$—
Private Warrants	—	(2,857,600)	—
Fair Value of warrants as of December 31, 2021	$(5,244,000)	$(2,857,600)	$—

The Company utilized a binomial lattice analysis to value the working capital loan option.

The following table provides a reconciliation of changes in the Level 3 fair value classification for the three months ended March 31, 2021:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(10,517,866)
Fair Value at March 31, 2021	$10,660,000

Note 10 — Subsequent Events

On May 12, 2022, the Company entered into a First Amendment (the “First Amendment”) to the Business Combination Agreement. The First Amendment provides for an amendment to the definition of the “Outside Date” in the Business Combination Agreement and changes the date listed therein from July 10, 2022 to August 9, 2022 or such later date as may be mutually agreed by the Company and Brivo. All other terms of the Business Combination Agreement remain unmodified and in full force and effect.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Crown,” “our,” “us” or “we” refer to Crown PropTech Acquisitions. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsor is Crown PropTech Sponsor, LLC, a Cayman Islands exempted company (“sponsor”)

The registration statement for our initial public offering (the “Initial Public Offering”) became effective on February 8, 2021. On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 units, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 units at the Initial Public Offering price to cover over-allotments (the “Units” with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” with respect to the one-third of one redeemable warrant included in such Units the “Public Warrant”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.8 million, inclusive of approximately $9.7 million in deferred underwriting commissions.

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

Proposed Brivo Transaction

On November 10, 2021, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA” or the “Business Combination Agreement”), by and among (i) us, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo”). On May 12, 2022 we entered into a First Amendment to the Business Combination Agreement, which provides for an amendment to the definition of the “Outside Date” in the Business Combination Agreement and changes the date listed therein from July 10, 2022 to August 9, 2022 or such later date as may be mutually agreed by us and Brivo. All other terms of the Business Combination Agreement remain unmodified and in full force and effect.

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

The Indenture includes certain covenants, including the requirement that New Brivo maintain at all times after the closing of the Brivo Business Combination, at least $35,000,000 of unrestricted cash and, to the extent a revolving credit facility exists at least $50,000,000 of unrestricted cash on hand together with any unused revolver availability, if any. In addition, the maximum debt-to-recurring revenue ratio shall be 3.00x starting the first full quarter after Closing, then declining 0.20x per quarter until reaching 1.50x, and remaining flat thereafter. In connection with the offering of the Convertible Debt Notes, Crown agreed that following the closing of the Brivo Business Combination, an affiliate of Golub Capital LLC (such entity, together with its affiliates, "Golub"), a Convertible Debt Investor, will be entitled to designate one person to attend all meetings of the board of directors and its committees as an observer, subject to certain customary exceptions. Such right shall exist until the date Golub holds less than $36.5 million aggregate principal amount of Convertible Debt Notes. The Subscription Agreements provide Convertible Debt Investors with certain registration rights. In particular, Crown is required to, no later than 45 calendar days after the consummation of the Brivo Business Combination, submit to or file with the SEC a registration statement registering the resale of the shares of New Brivo Class A Common Stock issuable upon conversion of the Convertible Debt Notes. Additionally, Crown is required to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies Crown that it will “review” the registration statement) following the Closing Date and (ii) the 10th business day after the date Crown is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The registration rights under the Subscription Agreements are separate and distinct from those provided for in the registration rights agreement. The Convertible Debt Financing is contingent upon, among other things, the closing of the Brivo Business Combination.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,356,489. We incurred $1,290,202 of operating costs consisting mostly of legal fees, generated income on our trust account for $22,526, and had a change in fair value of warrant liability of $4,548,267.

For the three months ended March 31, 2021, we had a net income of $9,611,289. We incurred $126,309 of formation and operating costs consisting mostly of general and administrative expenses, expensed a portion of the offering costs associated with the Initial Public Offering in the amount of $780,268 based on a relative fair value basis and had a change in fair value of warrant liability of $10,517,866.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2022, cash used in operating activities was $23,696, resulting primarily from the net income of $3,356,489 which was impacted by unrealized gain on change in fair value of warrant liabilities of $4,548,267 and trust dividend income of $22,526 and offset by changes in operating assets and liabilities used $1,238,000 of cash from operating activities.

As of March 31, 2022 and December 31, 2021, we had cash outside the trust account of $38,503 and $14,807 available for working capital needs and working capital deficit of $5,305,550 and $4,091,246, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2022 and December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below).

On October 13, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. On February 11, 2021, the Company had repaid the Promissory Note in full. After the Initial Public Offering, no future borrowings are permitted under this Promissory Note.

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

We anticipate that the $38,503 outside of the trust account as of March 31, 2022, and the amount available under the Convertible Note will be sufficient liquidity to allow the Company to operate until it consummates the proposed Brivo Business Combination and the related funding from the Subscription Agreements.

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

Lease Agreement

We have an agreement to pay the sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of March 31, 2022, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We have incurred business combination related legal fees, none of which are payable until consummation of the proposed Brivo Business Combination. As of March 31, 2022 total fees incurred amounted to approximately $5.7 million. Of the total legal fees, 20% or approximately $1.1 million are contingent upon consummation of a business combination. If we are unable to complete a business combination within the Combination Period, no funds held in the trust account may be used to settle any balance due. We continue to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

Convertible Note

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. See “Liquidity and Capital Resources.”

Contractual Obligation

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described above.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures relating to financial instruments (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2022 through March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2021, management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business.

As of the date of this Form 10-Q, and in connection with the Brivo Business Combination, we have received two demand letters by purported stockholders of Crown. On January 4, 2022, we received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that our board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. On January 14, 2022, we received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that we filed a registration statement that omits material information with respect to the Brivo Business Combination. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. we believe that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

Additional potential plaintiffs may file lawsuits challenging the Brivo Business Combination. The outcome of any future litigation is uncertain.

Such litigation, if not resolved, could prevent or delay consummation of the Brivo Business Combination and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Brivo Business Combination is that no injunction or other order or decree issued by a governmental authority that prohibits or makes illegal consummation of the Brivo Business Combination (including the Mergers) or enjoins the Company, Brivo, Merger Sub I or Merger Sub II from consummating the Brivo Business Combination (including the Mergers) is in effect. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Brivo Business Combination on the agreed-upon terms, then such injunction may prevent the Brivo Business Combination from being consummated, or from being consummated within the expected time frame.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2021, dated April 12, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252307), dated February 8, 2021, and filed with the SEC pursuant to Rule 424 under the Securities Act on February 10, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 2022.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer