Form 10-Q
period 2022-06-30
Crown PropTech Acquisitions
filed 2022-08-23
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$4,578	$14,807
Prepaid expenses	223,658	75,898
Total current assets	228,236	90,705
Investments held in Trust account	276,427,886	276,013,345
Total assets	$276,656,122	$276,104,050

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,145,941	$3,572,844
Due to related party	249,107	159,107
Convertible note	450,000	450,000
Total current liabilities	7,845,048	4,181,951
Warrant liabilities	1,421,333	8,101,600
Deferred underwriters’ discount	9,660,000	9,660,000
Total liabilities	18,926,381	21,943,551

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	276,427,886	276,013,345

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(18,698,835)	(21,853,536)
Total shareholders’ deficit	(18,698,145)	(21,852,846)
Total liabilities, redeemable shares and shareholders’ deficit	$276,656,122	$276,104,050

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation loss and operating costs	$2,311,262	$481,236	$3,525,566	$607,545
Loss from operations	(2,311,262)	(481,236)	(3,525,566)	(607,545)

Other income (expense):
Trust dividend income	392,015	3,872	414,541	3,872
Change in fair value of warrant liabilities	2,132,000	(994,933)	6,680,267	9,522,933
Offering expenses related to warrant issuance	—	—	—	(780,268)
Total other income (expense)	2,524,015	(991,061)	7,094,808	8,746,537

Net income (loss)	$212,753	$(1,472,297)	$3,569,242	$8,138,992

Weighted average redeemable shares outstanding	27,600,000	27,600,000	27,600,000	27,600,000

Basic and diluted net income (loss) per redeemable share	$0.01	$(0.04)	$0.10	$0.29

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per common share	$0.01	$(0.04)	$0.10	$0.28

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489
Balance as of March 31, 2022	6,900,000	$690	$—	$(18,519,573)	$(18,518,883)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(392,015)	(392,015)
Net income	—	—	—	212,753	212,753
Balance as of June 30, 2022	6,900,000	$690	$—	$(18,698,835)	$(18,698,145)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Excess fair value of Private Placement Warrants	—	—	50,134	—	50,134
Remeasurement of ordinary shares subject to redemption value	—	—	(74,444)	(28,563,378)	(28,637,822)
Net income	—	—	—	9,611,289	9,611,289
Balance as of March 31, 2021	6,900,000	$690	$—	$(18,957,983)	$(18,957,293)
Net loss	—	—	—	(1,472,297)	(1,472,297)
Balance as of June 30, 2021	6,900,000	$690	$—	$(20,430,280)	$(20,429,590)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$3,569,242	$8,138,992
Adjustments to reconcile net income to net income cash used in operating activities:
Change in fair value of warrant liabilities	(6,680,267)	(9,522,933)
Trust dividend income	(414,541)	(3,872)
Offering costs allocated to warrants	—	780,268
Changes in current assets and current liabilities:
Prepaid expenses	(147,760)	(433,982)
Due to related party	90,000	24,107
Accounts payable and accrued expenses	3,573,097	(29,180)
Net cash used in operating activities	(10,229)	(1,046,600)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	270,480,000
Proceeds from issuance of Private Placement Warrants	—	7,520,000
Repayment of promissory note to related party	—	(75,000)
Payments of offering costs	—	(328,534)
Net cash provided by financing activities	—	277,596,466

Net Change in Cash	(10,229)	549,866
Cash - Beginning of period	14,807	72,550
Cash - Ending of period	$4,578	$622,416

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$276,000,000
Remeasurement of Class A ordinary shares subject to possible redemption	$414,541	$—
Initial value of warrant liabilities	$—	$21,177,866
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,660,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Crown Proptech Acquisitions (the “Company” or “Crown”) was incorporated in the Cayman Islands on September 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Termination of the Proposed Brivo Transaction

On November 10, 2021, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA” or the “Business Combination Agreement”), by and among (i) the Company, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Business Combination Agreement, the “Parties to the Business Combination Agreement”) (the “Business Combination”). The obligation of Brivo to consummate the Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below), equaling no less than $75 million (after deducting any amounts paid to Crown shareholders that exercise their redemption rights in connection with the Business Combination) (the “BCA Minimum Cash Condition”).

On May 12, 2022 the Company and the other parties to the Business Combination Agreement entered into a First Amendment (the “First Amendment”) to the Business Combination Agreement. The First Amendment provides for an amendment to the definition of the “Outside Date” in the Business Combination Agreement and changes the date listed therein from July 10, 2022 to August 9, 2022 or such later date as may be mutually agreed by Crown and Brivo.

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and, in connection with the consummation of the Business Combination, purchase convertible notes (the “PIPE Notes”), with an aggregate principal amount of $75 million, on the terms and subject to the conditions therein. Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Business Combination had not occurred as of such date or at any date and time as the Business Combination Agreement is validly terminated. In addition, the obligation of the PIPE Investors to consummate the purchase of the PIPE Notes was subject to certain other closing conditions, including Crown having at closing at least $95 million of unrestricted cash and, to the extent a revolving credit facility existed at closing, the unrestricted cash together with the undrawn availability under that facility being at least $115 million (the “SA Minimum Cash Condition” and, together with the BCA Minimum Cash Condition, the “Minimum Cash Conditions”).

Golub Capital LLC and its affiliates (such entity, together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, the Company received a notice of election from Golub, notifying the Company that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination was not consummated by July 9, 2022.

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, subject to certain limited exceptions, by either Crown or Brivo if the Business Combination is not consummated by August 9, 2022. On August 10, 2022 the Company received a notice of election from Brivo, notifying the Company that Brivo has elected to terminate the Business Combination. As a result of such election the Business Combination was immediately terminated. In addition, the rest of the Subscription Agreements were automatically terminated. The Company believes that prior to termination Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). The Company intends to vigorously pursue its remedies.

The foregoing description of the Business Combination Agreement, the Subscription Agreements is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement and the Subscription Agreements, copies of which are included as Exhibits 2.1, 10.2, respectively, to the current report on Form 8-Ks filed with the SEC on November 16, 2021 and Exhibit 2.1 o the current report on Form 8-Ks filed with the SEC on May 13, 2022.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $4,578 available for working capital needs and working capital deficit of $7,616,812. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the initial public offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note.

The Company has incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend loans as needed (see Note 5). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not limited to, curtailing operations, suspending the pursuit of a potential merger target, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to in on commercially acceptable terms, if at all, or that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 2023 to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2023.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these financial statements, the impact of this action and the related sanctions on the world economy and the effect on these unaudited financial statements are currently not determinable.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The Company’s subsidiaries include Crown PropTech Merger Sub I Corp., a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”) and Crown PropTech Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Crown (“Merger Sub II”); both of which were formed for the purposes of facilitating a proposed business agreement. All intercompany transactions have been eliminated upon consolidation.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 12, 2022.

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

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account had $276,427,886 and $276,013,345 held in marketable securities, respectively. During the three and six months ended June 30, 2022 and the three and six months end June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2021 and June 30, 2022, the ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(13,708,000)
Ordinary share issuance costs	(15,663,595)
Plus:
Remeasurement of carrying value to redemption value	29,384,940
Ordinary shares subject to possible redemption, December 31, 2021	276,013,345
Plus:
Remeasurement of carrying value to redemption value	414,541
Ordinary shares subject to possible redemption, June 30, 2022	$276,427,886

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three and six months ended June 30, 2022 and 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including remeasurement of temporary equity	$170,202	$42,551	$(1,177,838)	$(294,459)

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.04)	$(0.04)

	For the six months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$2,855,394	$713,848	$6,185,634	$1,953,358

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	21,348,066	6,900,000
Basic and diluted net income per share	$0.10	$0.10	$0.29	$0.28

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of Richard Chera, the outstanding principle of $450,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (300,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At June 30, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On November 30, 2021, the Company entered into a convertible note with Richard Chera, its Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

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

Underwriters Agreement

On February 11, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. Of such amount, at the sole discretion of the Company after consultation with the underwriters up to $0.175 per unit, or up to $4,830,000, may be paid to third-party advisors to assist the Company in identifying or consummating an initial Business Combination.

Advisory Service Agreements

The Company has enlisted various entities as capital market advisors to assist in the identification and consummation of an initial Business Combination. Fees for such services are payable only upon consummation of an initial Business Combination by the Company and are payable out of funds allocated as the deferred underwriters’ discount.

Attorney Fees

The Company has incurred business combination related legal fees, none of which are payable until consummation of the proposed Brivo Business Combination. As of June 30, 2022 total fees incurred amounted to approximately $6.2 million. Of the total legal fees, 20% or approximately $1.2 million are contingent upon consummation of a business combination. If the Company is unable to complete a business combination within the Combination Period, no funds held in the Trust Account may be used to settle any balance due. The Company continues to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

Legal Proceedings

As of the date of this Form 10-Q, and in connection with the Business Combination with Brivo, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On June 27, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Registration Statement fails to disclose material information regarding the Brivo Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. Crown believes that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants are based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets.

The Company’s Working Capital Loan option was based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$276,427,886	$—	$—
Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	(920,000)	—	—
Private Warrants	—	(501,333)	—
Fair Value of warrants and Working Capital Loan Option	$(920,000)	$(501,333)	$—

December 31, 2021	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$276,013,345	$—	$—
Liabilities:
Public Warrants	$(5,244,000)	$—	$—
Private Warrants	—	(2,857,600)	—
Fair Value of warrants and Working Capital Loan Option	$(5,244,000)	$(2,857,600)	$—

The Company utilized a binomial lattice analysis to value the Working Capital Loan option.

The following table provides a reconciliation of changes in the Level 3 fair value classification for the three and six months ended June 30, 2021:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(10,517,866)
Fair Value at March 31, 2021	$10,660,000
Reclassification of Private Warrants to Level 2(1)	(4,110,933)
Reclassification of Public Warrants to Level 1(1)	(7,544,000)
Change in fair value	994,933
Fair Value at June 30, 2021	$—

(1)Assumes the warrants were reclassified on June 30, 2021

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than the matters discussed below:

On July 11, 2022, Crown received a notice of election from Golub, notifying Crown that Golub has elected to terminate Golub’s Subscription Agreement (see Note 1).

On August 10, 2022 the Company received a notice of election from Brivo, notifying the Company that Brivo has elected to terminate the Business Combination. As a result of such election the Business Combination was immediately terminated. In addition, the rest of the Subscription Agreements were automatically terminated.

The Company has borrowed $491,000 under the Convertible Note as of August 19, 2022.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsor is Crown PropTech Sponsor, LLC, a Cayman Islands exempted company (“sponsor”).

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“trust account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Termination of the Proposed Brivo Transaction

On November 10, 2021, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA” or the “Business Combination Agreement”), by and among (i) us, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Business Combination Agreement, the “Parties to the Business Combination Agreement”) (the “Business Combination”). The obligation of Brivo to consummate the Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below), equaling no less than $75 million (after deducting any amounts paid to Crown shareholders that exercise their redemption rights in connection with the Business Combination) (the “BCA Minimum Cash Condition”).

On May 12, 2022 we and the other parties to the Business Combination Agreement entered into a First Amendment (the “First Amendment”) to the Business Combination Agreement. The First Amendment provides for an amendment to the definition of the “Outside Date” in the Business Combination Agreement and changes the date listed therein from July 10, 2022 to August 9, 2022 or such later date as may be mutually agreed by Crown and Brivo.

In connection with the signing of the Business Combination Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and, in connection with the consummation of the Business Combination, purchase convertible notes (the “PIPE Notes”), with an aggregate principal amount of $75 million, on the terms and subject to the conditions therein. Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Business Combination had not occurred as of such date or at any date and time as the Business Combination Agreement is validly terminated. In addition, the obligation of the PIPE Investors to consummate the purchase of the PIPE Notes was subject to certain other closing conditions, including Crown having at closing at least $95 million of unrestricted cash and, to the extent a revolving credit facility existed at closing, the unrestricted cash together with the undrawn availability under that facility being at least $115 million (the “SA Minimum Cash Condition” and, together with the BCA Minimum Cash Condition, the “Minimum Cash Conditions”).

Golub Capital LLC and its affiliates (such entity, together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, we received a notice of election from Golub, notifying us that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination was not consummated by July 9, 2022.

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, subject to certain limited exceptions, by either Crown or Brivo if the Business Combination is not consummated by August 9, 2022. On August 10, 2022 we received a notice of election from Brivo, notifying us that Brivo has elected to terminate the Business Combination. As a result of such election the Business Combination was immediately terminated. In addition, the rest of the Subscription Agreements were automatically terminated. We believe that prior to termination Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). We intend to vigorously pursue its remedies.

The foregoing description of the Business Combination Agreement, the Subscription Agreements is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement and the Subscription Agreements, copies of which are included as Exhibits 2.1, 10.2, respectively, to the current report on Form 8-Ks filed with the SEC on November 16, 2021 and Exhibit 2.1 to the current report on Form 8-Ks filed with the SEC on May 13, 2022.

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

For the three months ended June 30, 2022, we had a net income of $212,753. We incurred $2,311,262 of operating costs consisting mostly of legal fees, generated income on our trust account for $392,015 and had a change in fair value of warrant liability of $2,132,000.

For the six months ended June 30, 2022, we had a net income of $3,569,242. We incurred $3,525,566 of operating costs consisting mostly of legal fees, generated income on our trust account for $414,541, and had a change in fair value of warrant liability of $6,680,267.

For the three months ended June 30, 2021, we had a net loss of $1,472,297. We incurred $481,236 of operating costs consisting mostly of general and administrative expenses, generated income on our trust account for $3,872 and had a change in fair value of warrant liability of $994,933.

For the six months ended June 30, 2021, we had a net income of $8,138,992. We incurred $607,545 of formation and operating costs consisting mostly of general and administrative expenses, expensed a portion of the offering costs associated with the Initial Public Offering in the amount of $780,268 based on a relative fair value basis, generated income on our trust account for $3,872 and had a change in fair value of warrant liability of $9,522,933.

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

For the six months ended June 30, 2022, cash used in operating activities was $10,229, resulting primarily from the net income of $3,568,242 which was impacted by unrealized gain on change in fair value of warrant liabilities of $6,680,267 and trust dividend income of $414,541 and offset by changes in operating assets and liabilities used $3,515,337 of cash from operating activities.

As of June 30, 2022 and December 31, 2021, we had cash outside the trust account of $4,578 and $14,807 available for working capital needs and working capital deficit of $7,616,812 and $4,091,246, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2022 and December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below).

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

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $450,000.

We have incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. We lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year for the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend loans as needed. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not limited to, curtailing operations, suspending the pursuit of a potential merger target, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all, or that our plans to consummate an initial Business Combination will be successful.

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

Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the Initial Public offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, the sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into the Amended and Restated Registration Rights Agreement. As part of the termination of the Business Combination the Restated Registration Right Agreement was automatically terminated.

Underwriting Agreement

On February 11, 2021, we paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, will be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. Of such amount, at the sole discretion of the Company after consultation with the underwriters up to $0.175 per unit, or up to $4,830,000, may be paid to third-party advisors to assist us in identifying or consummating an initial Business Combination.

Advisory Service Agreements

We have enlisted various entities as capital market advisors to assist in the identification and consummation of an initial Business Combination. Fees for such services are payable only upon consummation of an initial Business Combination by us and are payable out of funds allocated as the deferred underwriters’ discount.

Administrative Support Agreement

We have an agreement to pay the sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of June 30, 2022, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We have incurred business combination related legal fees. As of June 30, 2022 total fees incurred amounted to $6,248,298 million. Of the total legal fees, 20% or $1,249,660 are contingent upon consummation of a business combination. If we are unable to complete a business combination within the Combination Period, no funds held in the trust account may be used to settle any balance due. We continue to incur business combination related legal fees and the ultimate amount of such payments will be quantified at or near the time of closing.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, Richard Chera, our Chief Executive Officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, Richard Chera, our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures relating to financial instruments (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from April 1, 2022 through June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business.

As of the date of this Form 10-Q, and in connection with the Brivo Business Combination, we have received two demand letters by purported stockholders of Crown. On January 4, 2022, we received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that our board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. On January 14, 2022, we received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that we filed a registration statement that omits material information with respect to the Brivo Business Combination. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. On June 27, 2022, we received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Registration Statement fails to disclose material information regarding the Brivo Business Combination. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. We believe that the claims asserted in these demand letters are without merit and intends to defend vigorously against all claims asserted. Given the termination of the Business Combination Agreement, we believe these claims in the demand letters are now moot. On August 10, 2022, we received a notice of election from Brivo, notifying us that Brivo has elected to terminate the Business Combination. As a result of such election the Business Combination was immediately terminated. We believe that prior to termination Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). We intend to vigorously pursue its remedies.

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on form 10-K for the year ended December 31, 2021, dated April 12, 2022.

On August 10, 2022 the Business Combination Agreement was terminated, and if Crown is not able to complete another business combination by February 11, 2023, as such date may be extended pursuant to the existing governing documents, Crown would cease all operations except for the purpose of winding up and Crown would redeem Crown Class A ordinary shares and liquidate the trust account, in which case the public shareholders may only receive their pro rata share of the funds in the trust account and Crown warrants will expire worthless.

On August 10, 2022 the Business Combination Agreement was terminated and Crown may not be able to timely complete another business combination with a new target. Crown may not be able to complete another business combination, among others, due to, the relatively short period of time left until February 11, 2023, which may not be enough time to find, agree upon and approve a new business combination, the changes in the U.S. and global capital markets conditions, the rapid changes in the U.S. and global economy, including the increasing of inflation rates and interest rates, and the capital and resources Crown spent in order to pursue the Business Combination with Brivo. If Crown is not able to complete a business combination by February 11, 2023, as such date may be extended pursuant to the existing governing documents Crown will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining Crown shareholders and the Crown Board, liquidate and dissolve, subject in each case to Crown’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, the public shareholders may only receive their pro rata share of the funds in the trust account and Crown warrants will expire worthless.

Mutual Claims by Crown and Brivo related to the circumstances that led to the termination of the Business Combination with Brivo may develop into legal proceedings between the parties which may affect Crown’s ability to pursue or complete another business combination and may cause Crown to incur substantial costs and resources with respect to such claims or legal proceedings8.

On July 5, 2022 Crown issued Brivo a notice that (i) information has come to its attention which indicates that (a) Brivo has breached its obligations under Section 8.05 of the Business Combination Agreement and (b) a Key Brivo Stockholder has breached its obligations under Section 3 of the Stockholder Support Agreement and (ii) Brivo has breached its obligations under Sections 8.01(a) and 8.09(a) of the Business Combination Agreement. Crown demanded that Brivo and the Key Brivo Stockholder comply with all of their respective obligations under the Business Combination Agreement and the Stockholder Support Agreement. On July 6, Brivo responded to Crown’s notice, denied Crown’s claims and gave notice to Crown that Crown has breached its obligations under Section 8.01(a) and 8.09(a) of the Business Combination Agreement. Brivo also claimed that is has not seen any evidence that Crown is able to satisfy the conditions to closing of the Subscription Agreement with Golub and therefore the conditions to closing of the Business Combination Agreement. On July 12, 2022 Crown responded to Brivo’s letter dated July 6, 2022, denied Brivo’s claims and added that Crown has specific and credible information that Brivo and the Key Brivo Stockholder have breached the Business Combination Agreement and the Stockholder Support Agreement, respectively. Such notices were pursuant to the obligations under the Business Combination Agreement. On August 10, 2022, we received a notice of election from Brivo, notifying us that Brivo has elected to terminate the Business Combination. As a result of such election the Business Combination was immediately terminated. We believe that prior to termination Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). We intend to vigorously pursue its remedies. These mutual claims may develop in the future into legal claims and proceedings. Such legal claims and proceeding may affect Crown’s ability to pursue or complete another business combination and could cause Crown to incur substantial costs and resources and therefore Crown may not be able to continue its operation for the full 24-month period after Crown’s Initial Public Offering or divide its limited resources to find and complete another timely business combination with a new target.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, on August 12, 2022 Crown's Chief Financial Officer and a member of the board of directors of Crown (the “Board”) notified the Board of his resignation from the Board and from his role as Chief Financial Officer of Crown, effective immediately. As of the date of this report Crown's Chief Executive Officer is also acting as the principal financial officer.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certification of principal executive and financial officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive and financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of August 2022.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer