Form 10-Q
period 2022-09-30
Crown PropTech Acquisitions
filed 2023-01-13
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CROWN PROPTECH ACQUISITIONS
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40017	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

28 West 25th Street, 6th Floor
New York, NY	10010
(Address of principal executive offices)	(Zip Code)

+1 (212) 563-6400
(Registrant’s telephone number, including area code)

667 Madison Avenue, 12th Floor New York, NY 10065
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

As of January 10, 2023, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021	2

	Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and September 30, 2021	3

	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021	4

	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$616	$14,807
Prepaid expenses	131,637	75,898
Total current assets	132,253	90,705
Investments held in Trust account	277,675,932	276,013,345
Total assets	$277,808,185	$276,104,050

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,352,673	$3,572,844
Due to related party	294,107	159,107
Convertible note	491,000	450,000
Total current liabilities	8,137,780	4,181,951
Warrant liabilities	356,755	8,101,600
Deferred underwriters’ discount	9,660,000	9,660,000
Total liabilities	18,154,535	21,943,551

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	277,675,932	276,013,345

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	97,000	—
Accumulated deficit	(18,119,972)	(21,853,536)
Total shareholders’ deficit	(18,022,282)	(21,852,846)
Total liabilities, redeemable shares and shareholders’ deficit	$277,808,185	$276,104,050

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation loss and operating costs	$485,715	$513,738	$4,011,281	$1,121,283
Loss from operations	(485,715)	(513,738)	(4,011,281)	(1,121,283)

Other income (expense):
Trust dividend income	1,248,046	4,240	1,662,587	8,112
Change in fair value of warrant liabilities	1,064,578	4,406,133	7,744,845	13,929,066
Offering expenses related to warrant issuance	—	—	—	(780,268)
Total other income, net	2,312,624	4,410,373	9,407,432	13,156,910

Net income	$1,826,909	$3,896,635	$5,396,151	$12,035,627

Weighted average redeemable shares outstanding	27,600,000	27,600,000	27,600,000	23,454,945

Basic and diluted net income per redeemable share	$0.05	$0.11	$0.16	$0.40

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per common share	$0.05	$0.11	$0.16	$0.40

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489
Balance as of March 31, 2022	6,900,000	$690	$—	$(18,519,573)	$(18,518,883)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(392,015)	(392,015)
Net income	—	—	—	212,753	212,753
Balance as of June 30, 2022	6,900,000	$690	$—	$(18,698,835)	$(18,698,145)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,248,046)	(1,248,046)
Capital contribution from Sponsor	—	—	97,000	—	97,000
Net income	—	—	—	1,826,909	1,826,909
Balance as of September 30, 2022	6,900,000	$690	$97,000	$(18,119,972)	$(18,022,282)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Excess fair value of Private Placement Warrants	—	—	50,134	—	50,134
Remeasurement of ordinary shares subject to redemption value	—	—	(74,444)	(28,563,378)	(28,637,822)
Net income	—	—	—	9,611,289	9,611,289
Balance as of March 31, 2021	6,900,000	$690	$—	$(18,957,983)	$(18,957,293)
Net loss	—	—	—	(1,472,297)	(1,472,297)
Balance as of June 30, 2021	6,900,000	$690	$—	$(20,430,280)	$(20,429,590)
Net income	—	—	—	3,896,635	3,896,635
Balance as of September 30, 2021	6,900,000	$690	$—	$(16,533,645)	$(16,532,955)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$5,396,151	$12,035,627
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,744,845)	(13,929,066)
Trust dividend income	(1,662,587)	(8,112)
Offering costs allocated to warrants	—	780,268
Changes in current assets and current liabilities:
Prepaid expenses	(55,739)	(254,940)
Due to related party	135,000	114,107
Accounts payable and accrued expenses	3,779,829	(129,181)
Net cash used in operating activities	(152,191)	(1,391,297)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	270,480,000
Proceeds from convertible note to related party	41,000	—
Proceeds from issuance of Private Placement Warrants	—	7,520,000
Repayment of convertible note to related party	—	(75,000)
Capital contribution from Sponsor	97,000	—
Payments of offering costs	—	(328,534)
Net cash provided by financing activities	138,000	277,596,466

Net Change in Cash	(14,191)	205,169
Cash - Beginning of period	14,807	72,550
Cash - Ending of period	$616	$277,719

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$276,000,000
Remeasurement of Class A ordinary shares subject to possible redemption	$1,662,587	$—
Initial value of warrant liabilities	$—	$21,177,866
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,660,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Crown Proptech Sponsor LLC, a Delaware limited liability company (the “sponsor”).

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

Termination of the Proposed Brivo Transaction

On November 10, 2021, the Company entered into a business combination agreement (the “BCA” or the “Business Combination Agreement”), by and among (i) the Company, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Business Combination Agreement, the “Parties to the Business Combination Agreement”) (the “Business Combination”). The obligation of Brivo to consummate the Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below).

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Business Combination had not occurred as of such date or at any date and time as the Business Combination Agreement is validly terminated.

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

On August 10, 2022, the Company received a notice of election from Brivo, notifying the Company that Brivo had elected to terminate the Business Combination. As a result of such election, the Business Combination was immediately terminated. In addition, the remaining Subscription Agreements were automatically terminated.

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

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $616 available for working capital needs and working capital deficit of $8,005,527. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note, the Convertible Note (as defined below) and a capital contribution from the sponsor of $97,000 in the third quarter of 2022.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Use of Estimates

The preparation of these unaudited consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Trust Account had $277,675,932 and $276,013,345 held in marketable securities, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated condensed balance sheet.

As of December 31, 2021 and September 30, 2022, the ordinary shares subject to possible redemption reflected on the consolidated condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(13,708,000)
Ordinary share issuance costs	(15,663,595)
Plus:
Remeasurement of carrying value to redemption value	29,384,940
Ordinary shares subject to possible redemption, December 31, 2021	276,013,345
Plus:
Remeasurement of carrying value to redemption value	1,662,587
Ordinary shares subject to possible redemption, September 30, 2022	$277,675,932

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$1,461,527	$365,382	$3,117,308	$779,327

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.05	$0.05	$0.11	$0.11

	For the nine months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$4,316,921	$1,079,230	$9,267,433	$2,768,194

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	23,454,945	6,900,000
Basic and diluted net income per share	$0.16	$0.16	$0.40	$0.40

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the public offering upon the completion of the IPO. Transaction costs amounted to $16,505,915 consisting of $5,520,000 of underwriting fee, $9,660,000 of deferred underwriting fee, $795,825 of excess fair value of the Anchor Investor (as defined below) shares and $530,090 of other offering costs. Of the total transaction costs $819,794 was charged to non-operating expense in the statement of operations with the rest of the offering costs charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A ordinary shares.

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

Share based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by directors and independent advisors of the Company at prices below fair value. The acquired shares vested upon granting of the shares. The Founder Shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. If the Company does not consummate a Business Combination during the Combination Period, the Company will liquidate and the shares will become worthless.

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

The Company accounts for its 14,213,333 ordinary share warrants issued in connection with its IPO (9,200,000) and Private Placement (5,013,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of Richard Chera, the outstanding principle of $491,000 at September 30, 2022 may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.50 (327,333 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At September 30, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited consolidated condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary share at a price of $11.50 per share.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per warrant ($7,520,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

Note 5 — Related Party Transactions

Founder Shares

On October 13, 2020, the Company issued 5,750,000 Class B ordinary shares to the sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On February 9, 2021, the Company effected a dividend of 0.2 of a Class B ordinary share for each Class B ordinary share, resulting in 6,900,000 Class B ordinary shares being issued and outstanding.

On February 11, 2021, the sponsor transferred 690,000 Founder Shares to the Anchor Investors for $2,500. In February 2021, the Sponsor transferred an aggregate of 250,000 Founder Shares to four of the Company’s independent directors and two independent advisors. After transferring shares to the Anchor Investors, directors and advisors, the sponsor owns 5,960,000 Founder Shares.

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

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $45,000 and $135,000, respectively, in administrative support fees. For the three and nine months ended September 30, 2021, the Company has incurred $45,000 and $114,107, respectively, in administrative support fees. At September 30, 2022 and December 31, 2021, the Company owed $294,107 and $159,107, respectively, for these fees and reported them as due to related party on the balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 30, 2021, the Company entered into a convertible note with Richard Chera, its Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $491,000 and $450,000, respectively.

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

Underwriters Agreement

On February 11, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. As disclosed under “Note 10. Subsequent Events,” in December 2022, the underwriters agreed to waive their right to receive any additional deferred underwriting discount.

Advisory Service Agreements

The Company has enlisted various entities as capital market advisors to assist in the identification and consummation of an initial business combination. Fees for such services are payable only upon consummation of an initial business combination by the Company and are payable out of funds allocated as the deferred underwriters’ discount.

Attorney Fees

The Company incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of September 30, 2022 total fees incurred amounted to approximately $6.5 million. Of the total legal fees, 20% or approximately $1.3 million were contingent upon consummation of a business combination. As disclosed under “Note 10. Subsequent Events,” in December 2022 and January 2023, the Company settled $7,008,070 due to vendors, including the $6.5 million of legal fees incurred as of September 30, 2022, for total cash payments of $514,964.

Legal Proceedings

As of the date of this Form 10-Q, and in connection with the Business Combination with Brivo, Crown has received two demand letters by purported stockholders of Crown. On January 4, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Crown board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On January 14, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that Crown filed a registration statement that omits material information with respect to the Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Business Combination. On June 27, 2022, Crown received a demand letter by a purported stockholder of Crown. The demand letter alleges, among other things, that the Registration Statement fails to disclose material information regarding the Brivo Business Combination. The demand letter seeks, among other things, that Crown provide additional disclosures related to the Brivo Business Combination. Crown believes that the claims asserted in these demand letters are without merit and are no longer relevant given the termination of the Business Combination Agreement.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

September 30, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$277,675,932	$—	$—
Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	(230,920)	—	—
Private Warrants	—	(125,835)	—
Fair Value of warrants and Working Capital Loan Option	$(230,920)	$(125,835)	$—

December 31, 2021	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$276,013,345	$—	$—
Liabilities:
Public Warrants	$(5,244,000)	$—	$—
Private Warrants	—	(2,857,600)	—
Fair Value of warrants and Working Capital Loan Option	$(5,244,000)	$(2,857,600)	$—

The Company utilized a binomial lattice analysis to value the Working Capital Loan option at December 31, 2021 and an internal model at September 30, 2022.

The following table provides a reconciliation of changes in the Level 3 fair value classification for the three and nine months ended September 30, 2021:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(10,517,866)
Fair Value at March 31, 2021	$10,660,000
Reclassification of Private Warrants to Level 2(1)	(4,110,933)
Reclassification of Public Warrants to Level 1(1)	(7,544,000)
Change in fair value	994,933
Fair Value at September 30, 2021	$—

(1)Assumes the warrants were reclassified on June 30, 2021

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited consolidated condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements other than the matters discussed below.

Following a confidential settlement arrangement (the “Settlement Arrangement”), the Company is no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

In December 2022 and January 2023, the Company settled $7,008,070 due to vendors, including its legal counsel, for total cash payments of $514,964. In order to make such cash payments, the Company utilized a combination of (i) amounts received under the Settlement Arrangement and (ii) additional working capital loans from Richard Chera. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Crown,” “our,” “us” or “we” refer to Crown PropTech Acquisitions. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsor is Crown PropTech Sponsor, LLC, a Delaware limited liability company (“sponsor”).

The registration statement for our initial public offering (the “IPO”) became effective on February 8, 2021. On February 11, 2021, we consummated the IPO of 27,600,000 units, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 units at the IPO price to cover over-allotments (the “Units” with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” with respect to the one-third of one redeemable warrant included in such Units the “Public Warrant”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.8 million, inclusive of approximately $9.7 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 5,013,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the sponsor, generating gross proceeds of approximately $7.5 million.

Upon the closing of the IPO and the Private Placement, approximately $276.0 million ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a business combination within 24 months from the closing of the IPO, or February 11, 2023 (the “Combination Period”), and our shareholders do not otherwise approve an extension of time to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period , including any extension thereto that may be approved by our shareholders.

On August 12, 2022, Dr. Pius Sprenger, our Chief Financial Officer and a member of the board of directors of Crown (the “Board”), notified the Board of his resignation from the Board and from his role as Chief Financial Officer of Crown, effective immediately. As of the date of this report, Richard Chera, Crown's Chief Executive Officer, is also acting as the principal financial officer.

In addition, on August 12, 2022, Dr. Martin Enderle, a member of the Board and chair of the audit committee of the Board (the “Audit Committee”), notified the Board of his resignation from the Board and from the Audit Committee, effective immediately. Concurrently with Dr. Enderle’s resignation, Frits van Paasschen, a member of the Board and of the Audit Committee, assumed the role of chair of the Audit Committee.

Termination of the Proposed Brivo Transaction

On November 10, 2021, we entered into a business combination agreement (the “BCA” or the “Business Combination Agreement”), by and among (i) the Company, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Business Combination Agreement, the “Parties to the Business Combination Agreement”) (the “Business Combination”). The obligation of Brivo to consummate the Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below).

In connection with the signing of the Business Combination Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Business Combination had not occurred as of such date or at any date and time as the Business Combination Agreement is validly terminated.

Golub Capital LLC and its affiliates (such entity, together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, we received a notice of election from Golub, notifying us that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination was not consummated by July 9, 2022.

On August 10, 2022 we received a notice of election from Brivo, notifying us that Brivo has elected to terminate the Business Combination. As a result of such election, the Business Combination was immediately terminated. In addition, the rest of the Subscription Agreements were automatically terminated.

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

For the three months ended September 30, 2022, we had a net income of $1,826,909. We incurred $485,715 of operating costs consisting mostly of legal fees, generated income on our trust account for $1,248,046 and had a change in fair value of warrant liability of $1,064,578.

For the nine months ended September 30, 2022, we had a net income of $5,396,151. We incurred $4,011,281 of operating costs consisting mostly of legal fees, generated income on our trust account for $1,662,587, and had a change in fair value of warrant liability of $7,744,845.

For the three months ended September 30, 2021, we had a net income of $3,896,635. We incurred $513,738 of operating costs consisting mostly of general and administrative expenses, generated income on out trust account for $4,240, and had a change in fair value of warrant liability of $4,406,133.

For the nine months ended September 30, 2021, we had a net income of $12,035,627. We incurred $1,121,283 of formation and operating costs consisting mostly of general and administrative expenses, incurred offering expenses related to warrant issuances of $780,268, generated income on out trust account for $8,112, and had a change in fair value of warrant liability of $13,929,066.

Liquidity, Capital Resources and Going Concern

On February 11, 2021, we consummated our IPO of 27,600,000 Units, at a price of $10.00 per Unit, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 Units at the IPO price to cover over-allotments. The Units were sold, generating gross proceeds of $276,000,000. Substantially concurrently with the closing of the IPO, we completed the private sale of 5,013,333 Private Placement Warrants to our sponsor and the Anchor Investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000.

Following the IPO, the sale of the Private Placement Warrants, and the underwriters’ election to fully exercise their over-allotment option, a total of $276,000,000 was placed in the Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and we had $1,919,091 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred $16,505,915 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, $795,825 of excess fair value of the Anchor Investor shares and $530,090 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $152,191, resulting primarily from the net income of $5,396,151 which was impacted by unrealized gain on change in fair value of warrant liabilities of $7,744,845 and trust dividend income of $1,662,587 and offset by changes in operating assets and liabilities used $3,859,090 of cash from operating activities. Cash provided from financing activities include borrowings under the Convertible Note of $41,000 and capital contributions from the Sponsor of $97,000.

As of September 30, 2022 and December 31, 2021, we had cash outside the trust account of $616 and $14,807 available for working capital needs and working capital deficits of $8,005,527 and $4,091,246, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2022 and December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and a capital contribution from the Sponsor of $97,000 in the third quarter of 2022.

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

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note

is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $491,000.

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year for the issuance date of the financial statements. Although no formal agreement exists, the sponsor is committed to extend loans as needed. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but are not limited to, curtailing operations, suspending the pursuit of a potential merger target, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all, or that our plans to consummate an initial business combination will be successful.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until February 2023, or the end of any extension to the Combination Period, to consummate a business combination. If a business combination is not consummated by this date, and our shareholders do not approve an extension of such date, there will be a mandatory liquidation and subsequent dissolution.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, the sponsor, Anchor Investor and certain other shareholders and directors and officers of Crown and Brivo entered into the Amended and Restated Registration Rights Agreement. As part of the termination of the Business Combination, the Restated Registration Rights Agreement was automatically terminated.

Underwriting Agreement

On February 11, 2021, we paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. As disclosed under “Note 10. Subsequent Events” of the accompanying unaudited consolidated condensed financial statements, in December 2022, the underwriters agreed to waive their right to receive any additional deferred underwriting discount.

Advisory Service Agreements

We may enlist various entities as capital market advisors to assist in the identification and consummation of an initial business combination. Fees for such services will be payable only upon consummation of an initial business combination by us.

Administrative Support Agreement

We have an agreement to pay the sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of September 30, 2022, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination. As of September 30, 2022, total fees incurred amounted to $6.5 million. Of the total legal fees, 20% or $1.3 million were contingent upon consummation of a business combination. As disclosed under “Note 10. Subsequent Events” of the accompanying unaudited consolidated condensed financial statements, in December 2022 and January 2023, the Company settled $7,008,070 due to vendors, including the $6.5 million of legal fees incurred as of September 30, 2022, for total cash payments of $514,964. In order to make such cash payments, we utilized a combination of (i) amounts received under a confidential settlement arrangement we entered into relating to the termination of the Brivo Business Combination and (ii) additional working capital loans from Richard Chera.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited consolidated condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

On June 1, 2021, management identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

On December 9, 2021, we filed with the SEC Amendment No. 2 on Form 8-K/A to amend and restate our audited balance sheet to reflect the changes resulting from our determination that all of our outstanding Class A ordinary shares should be presented as temporary equity.

On December 10, 2021, we filed with the SEC Amendment No. 1 on Form 10-Q/A to amend and restate our previously issued financial statements to reflect the changes resulting from our determination that all of our outstanding Class A ordinary shares should be presented as temporary equity.

Due to the impact of these errors in the classification of our warrants and Class A ordinary shares subject to possible redemption, we determined that a material weakness exists in our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, Richard Chera, our Chief Executive Officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, Richard Chera, our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures relating to financial instruments (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business.

As of the date of this Form 10-Q, and in connection with the Brivo Business Combination, we have received two demand letters by purported shareholders of Crown. On January 4, 2022, we received a demand letter by a purported shareholder of Crown. The demand letter alleges, among other things, that our board of directors violated certain sections of the Exchange Act by authorizing the filing of a materially incomplete and misleading registration statement with the SEC. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. On January 14, 2022, we received a demand letter by a purported shareholder of Crown. The demand letter alleges, among other things, that we filed a registration statement (the “Registration Statement”) that omits material information with respect to the Brivo Business Combination. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. On June 27, 2022, we received a demand letter by a purported shareholder of Crown. The demand letter alleges, among other things, that the Registration Statement fails to disclose material information regarding the Brivo Business Combination. The demand letter seeks, among other things, that we provide additional disclosures related to the Brivo Business Combination. We believe that the claims asserted in these demand letters are without merit and are no longer relevant given the termination of the Business Combination Agreement.

On August 10, 2022, we received a notice of election from Brivo, notifying us that Brivo had elected to terminate the Business Combination. As a result of such election, the Business Combination was immediately terminated. We believe that prior to termination, Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). Following a confidential settlement arrangement, we are no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 12, 2022, and the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2022, filed with the SEC on August 23, 2022.

On August 10, 2022, the Business Combination Agreement was terminated, and if Crown is not able to complete another business combination by February 11, 2023, as such date may be extended pursuant to the existing governing documents, Crown would cease all operations except for the purpose of winding up and Crown would redeem Crown Class A ordinary shares and liquidate the Trust Account, in which case the public shareholders may only receive their pro rata share of the funds in the Trust Account and Crown warrants will expire worthless.

On August 10, 2022, the Business Combination Agreement was terminated and Crown may not be able to timely complete another business combination with a new target. Crown may not be able to complete another business combination due to, among other reasons, (i) the relatively short period of time left until February 11, 2023, as such date may be extended pursuant to Crown's existing governing documents, which may not be enough time to find, agree upon and approve a new business combination, (ii) the changes in the U.S. and global capital markets conditions, (iii) the rapid changes in the U.S. and global economy, including the increasing of inflation rates and interest rates, and (iv) the capital and resources Crown spent in order to pursue the Brivo Business Combination. If Crown is not able to complete a business combination by February 11, 2023, as such date may be extended pursuant to Crown’s existing governing documents, Crown will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining Crown shareholders and the Board, liquidate and dissolve, subject in each case to Crown's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, the public shareholders may only receive their pro rata share of the funds in the Trust Account and Crown warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our IPO and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252307), dated February 8, 2021, and filed with the SEC pursuant to Rule 424 under the Securities Act on February 10, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of January, 2023.

CROWN PROPTECH ACQUISITIONS

By:	/s/ Richard Chera
Name:	Richard Chera
Title:	Chief Executive Officer