Form 10-K
period 2022-12-31
Crown PropTech Acquisitions
filed 2023-05-02
CIK 1827899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
001-40017

CROWN PROPTECH ACQUISITIONS
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
28 West 25
th
Street, Floor 6
New York, New York 10010
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
As of June 30, 2022, the aggregate market value of the ordinary shares held by non-affiliates
of the registrant was approximately $271,860,000 (based on the closing sales price of the shares of ordinary shares of $9.85).
As of March 31, 2023, 4,196,485 shares of Class A ordinary shares, par value $0.0001 per share, and 6,900,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, as well as from the emergence of variant strains of COVID-19, including the efficacy and adoption of recently developed vaccines with respect to COVID-19 and variant strains thereof;

•	our ability to consummate an initial business combination due to the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks or geopolitical unrest);

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

ii

PART I

Item 1. Business

Business

Crown PropTech Acquisitions (“Crown,” “us,” “we” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company is not limited to a particular industry or sector for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsors are Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), a Delaware limited liability company and CIIG Management III LLC (“CIIG”), a Delaware limited liability company, (each, a “sponsor” and together, the “sponsors”). The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2021. On February 11, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (including 3,600,000 units purchased by the underwriters pursuant to their over-allotment option) (the “Units” and, with respect to the Class A ordinary shares included in the Units that were offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $15,710,090, inclusive of $5,520,000 in underwriting commissions, approximately $9,660,000 in deferred underwriting commissions (Note 6), and $530,090 of other offering costs. As discussed below, in December 2022, the underwriters elected to waive their right to receive any deferred underwriting commissions.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,013,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,520,000. The Private Placement Warrants were sold to Crown PropTech Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”). The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Upon the closing of the Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of the initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated memorandum and articles of association, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by February 11, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our second amended and restated memorandum and articles of association), subject to applicable law. The Company obtained shareholder approval to extend the date by which we must consummate an initial business combination from February 11, 2023 to February 11, 2024, and funds were released from the trust account to redeem certain Public Shares in connection therewith. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On December 14, 2022, RBC Capital Markets, LLC (“RBC”), representative of the underwriters to our Initial Public Offering, delivered a waiver letter to Crown waiving any entitlement to the payment of any deferred underwriting commissions (in an aggregate amount of $9,660,000) in connection with its role as underwriter in the Initial Public Offering (the “Underwriter Waiver”). Such deferred underwriting commissions were agreed between Crown and the underwriters in the underwriting agreement executed in connection with our Initial Public Offering and was to be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination. As a result of the Underwriter Waiver, the transaction fees that would have been payable by Crown at the completion of an initial business combination will be reduced by approximately $9.66 million.

On January 17, 2023, CIIG entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among the Crown PropTech Sponsor, CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a letter agreement with the Company and (ii) entered into a joinder agreement to the registration rights agreement among Crown, Crown PropTech Sponsor and the Anchor Investor dated February 8, 2021 (“Registration Rights Agreement”) entered into in connection with the Company’s Initial Public Offering. As a result of the above transactions, as of January 17, 2023, CIIG became co-sponsor with Crown PropTech Sponsor.

Beginning on January 31, 2023, and continuing until the Company’s February 9, 2023 extraordinary general meeting of shareholders (“Extraordinary General Meeting”), the Company and CIIG entered into certain non-redemption agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 1,500,000 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 4,000,000 Public Shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 1,500,000 ordinary shares in connection with the consummation of an initial business combination.

On February 9, 2023, the Company held its Extraordinary General Meeting to vote on the proposal to amend the Company’s first amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from February 11, 2023 (which is 24 months from the closing of the Initial Public Offering) to February 11, 2024 (the “Extension Proposal”). At the Extraordinary General Meeting, our shareholders approved the Extension Proposal.

In connection with the vote to approve the Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, $238,305,063.72 (approximately $10.18 per share) was deducted from the trust account to pay such holders. As of February 9, 2023, following the redemption of the Public Shares described above, approximately $42,730,488.52 remained in the trust account. Following the redemptions, there were 4,196,485 Class A Ordinary Shares issued and outstanding and the 6,900,000 Founder Shares (as defined below) that remained outstanding represented 62.2% of the Company’s issued and outstanding ordinary shares.

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

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from the managerial and operational experience of our officers and directors. We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the Fintech landscape. In addition, we believe the relatively smaller number of our founder shares, 6,900,000 Class B ordinary shares purchased prior to our Initial Public Offering by Crown PropTech Sponsor in consideration of $25,000 (the “Founder Shares”), and the election of the underwriters to waive their entitlement to any amount of deferred underwriting commissions (in the aggregate amount of $9,660,000), will make us an attractive candidate for a business combination target as we will offer an overall lower cost of capital compared to other special purpose acquisition companies.

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

Our management team has broad experience in:

•	investing in and growing real estate and technology companies, both organically and through strategic transactions, and expanding strategy and product development;

•	operating companies and teams in the real estate, technology and financial industries during periods of market growth, and disruption and through major world events;

•	identifying, structuring, acquiring and selling businesses in domestic and foreign markets;

•	building and maintaining strong relationships with entrepreneurs, management teams and capital providers; and

•	enhancing company operations with innovative technological solutions.

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

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We are using these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all of these criteria and guidelines. We are seeking to identify and acquire high-quality companies that have the following characteristics:

•

Large and Growing Real Estate Technology Market: We will seek to invest in a business that provides technology or technology-enabled solutions for individuals, government or commercial entities participating in the real estate ecosystem. The real estate technology sector is poised for long-term sustainable growth and provides numerous, large market opportunities. By leveraging our deep and extensive network and insights we have established across our real estate, technology and entrepreneurial endeavors, we believe we can identify a target that has the potential to capture meaningful market share in an attractive market segment.

•

Sustainable and Equitable Business Principles: We will seek to invest in a business that has a vision guided by environmental, equitable and societal principles or that it embraces these values in its business operations. We believe these principles will be important to capture a premium valuation in the long-term for our investors and the company.

•

Cross Industry Vertical Platform: We will seek to acquire a company that is well-positioned to expand into multiple industry verticals based on the fundamentals that the technology platform offers. We believe this will best position us for significant long-term growth opportunities beyond serving a niche market.

•

Attractive, Stable Business Model with Underlying Growth Drivers: We intend to invest in a company that has established growing revenue streams, and that has clearly demonstrated economies of scale. A successful growth story with demonstrated resiliency can generate meaningful value creation and a winning business proposition.

•

Best-in-class and Defensible Products and/or Solution: We will seek a company with an established and growing customer base that has products or solutions that are superior to its competitors. We seek opportunities that have a highly defensible, well-tested solution. We believe that a company with these high barriers to entry against new potential market entrants will position us favorably in the long-term.

•

Strong Business Fundamentals Underpinned by Attractive Key Metrics: We will review and determine key operating metrics such as recurring revenues, product life cycle, cohort growth, retention rates, unit economics, cross-sell and up-sell success or customer acquisition to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

•

Experienced Management Team with a Successful Track Record: We will seek a company that has a world-class management team that can operate under the public domain with robust corporate governance and reporting policies in place. We will seek a management team that has relevant experience with the ability to use their public profile to drive growth, long-term profitability and value creation to drive further optimism into the future.

•

Benefit from Being a Public Company: We will seek to invest in a company that will benefit from being public and can effectively utilize the broader access to capital to pursue accretive acquisitions, high-return capital projects and manage the balance sheet with a disciplined, capital efficient approach.

•

Unlock Hidden or Unrealized Value: We will seek a company that has unrecognized value or other attributes that have been under-evaluated by the market based on our company-specific analysis and due diligence review. We believe that this will represent upside in public markets. We see an opportunity to unlock value based on our deep industry knowledge and expertise.

•

Clear Path for Expansion Opportunities and Operational Improvements: We intend to seek a company that has significant embedded or underexploited expansion opportunities that would benefit from our ability to drive improvements in the company’s processes, strategy, product or service offering and geographical presence. This can also be accomplished through a combination of accelerating organic growth or finding attractive add-on acquisition targets for operational improvements. We believe we can drive meaningful operational improvements and efficiency gains to further differentiate our market positioning.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (“SEC”).

Initial Business Combination

So long as our securities are then listed on the New York Stock Exchange (“NYSE”), our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or if there is a significant amount of uncertainty as to the value of the target company’s assets or prospects. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our holders of the Public Shares (“Public Shareholders”) own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders, immediately prior to our initial business combination, could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsors.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsors, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors will directly or indirectly own Founder Shares and/or Private Placement Warrants following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsors, Anchor Investor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Corporate Information

Our executive offices are located at 28 West 25th Street, Floor 6, New York, New York 10010 and our telephone number is (212) 563-6400. Our corporate website address is www.crownproptech.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for a business combination in the amount of approximately $42,730,488.52 as of February 9, 2023, after payment of an aggregate redemption amount of approximately $238,305,063.72 as a result of the approval of the Extension Proposal, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

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

On November 10, 2021 we entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated therein the “Brivo Business Combination), by and among the Company, Crown PropTech Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of the Company, Crown PropTech Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company and Brivo, Inc., a Nevada corporation (“Brivo”). On August 10, 2022, the Company received a notice of election from Brivo, notifying the Company that Brivo had elected to terminate the Brivo Business Combination. As a result of such election, the Brivo Business Combination was immediately terminated and each of the following agreements entered into in connection with the Brivo Business Combination was automatically terminated with no further force or effect: (i) the Brivo Business Combination Agreement, (ii) the Amended and Restated Registration Rights Agreement (as defined below), (iii) the subscription agreements by and among the Company and certain investors in connection with the Brivo Business Combination and (iv) the Support Agreement (including any amendments thereto) (as defined in the Business Combination Agreement). Accordingly, the registration statement on Form S-4 filed in connection with the Brivo Business Combination (File No. 333-261857) was withdrawn and the parties are no longer actively engaged in discussions regarding the potential initial business combination.

We have not selected another specific initial business combination target. While we may pursue an initial business combination target in any industry, we intend to concentrate our efforts in identifying businesses that provide technological innovation to the real estate industry or real estate technology.

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

We may seek to raise additional funds through a private offering of equity or debt securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to obtain additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we will complete such financing only simultaneously with the completion of our initial business combination. Our proxy materials, disclosing the initial business combination, will disclose the terms of the financing and, only if required by law, will we seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public offering. None of our sponsors, officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). On February 8, 2021, we agreed to pay Crown PropTech Sponsor or an affiliate thereof up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a letter agreement, dated as of January 17, 2023, by and between the Company and Crown PropTech Sponsor, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and the Company is no longer required to pay any such payments. As of the date of this Annual Report, we have not paid any Administrative Support Payments and do not expect to incur any related expenses in the near future. In the event we enter into another agreement for similar services, any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsors, officers or directors, or any affiliate of our sponsors or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsors, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsors, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

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

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Other Transactions with Respect to Our Securities

At any time at or prior to our initial business combination, subject to applicable securities laws, our sponsors, directors, executive officers, advisors or their affiliates may enter into transactions with institutional or other investors to provide them with incentives to vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account as of the completion of the initial public offering was $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commission. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our second amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or our listing on the NYSE. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our second amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsors, officers and directors (collectively, along with their permitted transferees, the “Initial Shareholders”) will count toward this quorum and, pursuant to the letter agreement, our Initial Shareholders, officers and directors have agreed to vote their Founder Shares, private placement shares and any Public Shares in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our Initial Shareholders will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, our Initial Shareholders’ Founder Shares, would fulfill the majority vote needed to have our initial business combination approved. These quorum and voting thresholds, the voting agreement of our sponsors, officers and directors may make it more likely that we will consummate our initial business combination. Each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, may redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

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

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Our second amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event that the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination having a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 36 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

At the Extraordinary General Meeting, held on February 9, 2023, shareholders approved the Extension Proposal to amend the Company’s first amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from February 11, 2023 to February 11, 2024.

Our second amended and restated memorandum and articles of association provides that we have only until February 11, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by February 11, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, in the case of clauses (ii) and (iii), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by February 11, 2024. Our second amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by February 11, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

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

Although we have sought and continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Seeking such waivers from third parties, including prospective business combination targets, may deter such parties from entering into agreements with us. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Crown PropTech Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Crown PropTech Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Crown PropTech Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Crown PropTech Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and Crown PropTech Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Crown PropTech Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Crown PropTech Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that Crown PropTech Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Crown PropTech Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our Public Shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination by February 11, 2024, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 11, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by February 11, 2024:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our Public Shareholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Anchor Investor, Initial Shareholders, directors, officers, advisors or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsors, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions; they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination by February 11, 2024, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then outstanding Public Shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsors, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 28 West 25th Street, Floor 6, New York, New York 10010. We consider our current office space adequate for our current operations.

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

Periodic Reporting and Financial Information

We have registered our units and Class A ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States (“GAAP”) or International Financial

Reporting Standards, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Amended) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equal or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors

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

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

Risks Related to Our Business

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

•	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

•

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

•

We may not be able to complete our initial business combination within 36 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Risks Related to Our Securities

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

Risks Related to Our Trust Account

•	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

•

Our directors may decide not to enforce the indemnification obligations of Crown PropTech Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Risks Related to Our Operations

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Related to Our Corporate Structure

•	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

•	Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Risks Related to Our Search for a Business Combination

•	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

•

Since our sponsors, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

Risks Related to Our Organizational Documents and Structure

•

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

Risks Related to Our Warrants

•

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

•

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

•	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

•

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

•	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete such business combination without seeking shareholder approval, and then Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

Our Initial Shareholders own 55.1% of our issued and outstanding ordinary shares since the completion of Initial Public Offering. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our second amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the Founder Shares. As a result, our Initial Shareholders’ Founder Shares, would fulfill the majority vote needed to have our initial business combination approved.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our Public Shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will not reflect an obligation to pay deferred underwriting commissions, which have been waived by the underwriters.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions, which have been waived. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination within 36 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 36 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel and vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. While many of the initial restrictions have been lifted, the risk of future COVID-19 outbreaks remains and restrictions have been or may continue to be reimposed to mitigate risks to public health both in the United States and globally. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations. In addition, if any treatment of vaccine for COVID-19 is ineffective or underutilized, any impact on our business may be prolonged. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within 36 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by February 11, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our Public Shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and/or ability to search for and find a target business with which to complete an initial business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

Our Public Shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we have not completed an initial business combination by February 11, 2024, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Risks Related to Our Securities

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On November 18, 2022, the NYSE notified us that it determined that our public warrants should be suspended from trading because the NYSE determined the public warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On the same day, the Company was notified and a press release regarding the proposed delisting was issued and posted on the NYSE’s website. Trading in the public warrants was immediately suspended on November 18, 2022. On December 7, 2022, the NYSE filed Form 25, pursuant to Rule 12d2-2(b), notifying the SEC of its intention to remove the entire class of public warrants from listing and registration on the NYSE on December 19, 2022.

Our Class A ordinary shares and units are listed separately on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our global market capitalization would generally be required to be at least $200 million, the aggregate market value of publicly-held shares would be required to be at least $100 million and we would be required to have at least 400 round-lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” as defined in applicable SEC rules which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Affiliates of Crown Acquisitions Inc. currently invest and plan to continue to invest in, incubate, and grow successful businesses in sectors across real estate. There may be overlap of investment opportunities with affiliates of Crown Acquisitions Inc. that are actively investing and similar overlap with future Crown Acquisitions Inc. affiliates. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by our sponsors. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

We may re-engage one or more of the underwriters of our Initial Public Offering or their affiliates to provide additional services to us, including to act as financial advisor in connection with an initial business combination and/or as placement agent in connection with a related financing transaction. The underwriters of our Initial Public Offering have elected to waive their right to receive deferred commissions and have disclaimed any responsibility for any future registration statement filed in connection with an initial business combination. These events may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the consummation of an initial business combination.

We may re-engage one or more of the underwriters of our Initial Public Offering or their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We will pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. In December 2022, the underwriters of our Initial Public Offering elected to waive their right to receive deferred commissions and have disclaimed any responsibility for any future registration statement filed in connection with an initial business combination. The fact that the underwriters or their affiliates’ financial interests have been waived and responsibility disclaimed may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the consummation of an initial business combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, $80,212 were available to us as of December 31, 2022 outside the trust account to fund our working capital requirements.

We believe that the funds available to us outside of the trust account, together with the funds we may receive pursuant to the Convertible Note, will be sufficient to allow us to operate for at least until February 11, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

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

Risks Related to Our Trust Account

The underwriters were to be compensated in connection with the completion of an initial business combination but have instead waived such compensation and disclaimed any responsibility for any future registration statement filed in connection with an initial business combination.

RBC Capital Markets, LLC (“RBC”), representative of the underwriters to our Initial Public Offering, delivered a waiver letter to Crown on December 14, 2022 waiving any entitlement to the payment of any deferred underwriting commissions (in an aggregate amount of $9,660,000) in connection with its role as underwriter in the Initial Public Offering. RBC informed us that they are not responsible for any portion of any future registration statement filed in connection with our initial business combination. Such deferred underwriting commissions were agreed between Crown and the underwriters in the underwriting agreement executed in connection with our Initial Public Offering and was to be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination.

As a result of the Underwriter Waiver, the transactions fees that would have been payable by Crown at the completion of the initial business combination will be reduced by approximately $9.66 million. The underwriting services being provided by the underwriters in connection with the Initial Public Offering, prior to the Underwriter Waiver, were substantially complete, with any fees payable to the underwriters for such services contingent upon the completion of the initial business combination.

We believe that the Underwriter Waiver of fees for services that have already been substantially rendered or that were contingent upon the occurrence of an event that applicable persons expect will occur, is unusual. While RBC did not provide any additional detail in their Underwriter Waiver letter, stockholders should be aware that such Underwriter Waiver indicates that the underwriters disclaim any responsibility for any future registration statement filed in connection with an initial business combination. None of the underwriters discussed the reasons for their forfeiture of fees with management, and Crown did not seek out the reasons why upon receipt of the waiver letter, despite the underwriters having already completed a substantial portion of their services. Crown will not speculate about the reasons why the underwriters forfeited fees after performing substantially all the work to earn such fees. Accordingly, stockholders should not place any reliance on the fact that the underwriters were previously engaged by Crown to serve as an underwriter in Crown’s Initial Public Offering and should not assume that the underwriters are involved in any future transaction.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the trust account, due to claims of such creditors. Crown PropTech Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Crown PropTech Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Crown PropTech Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Crown PropTech Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and Crown PropTech Sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Crown PropTech Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Crown PropTech Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our second amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by February 11, 2024 our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Rule Proposals described below.

If we are unable to consummate our initial business combination within the prescribed timeframe, our Public Shareholders may be forced to wait beyond the prescribed timeframe before redemption from our trust account.

If we are unable to consummate our initial business combination by February 11, 2024, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the trust account will be effected automatically by function of our second amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act of the Cayman Islands, as amended (the “Companies Act”). In that case, investors may be forced to wait beyond the prescribed timeframe before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with an initial business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

Risks Related to Our Corporate Structure

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. We may not hold an annual general meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 302 of the NYSE Listed Company Manual, which requires an annual meeting. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

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

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our Initial Shareholders can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such Units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

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

Our second amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of March 31, 2023, there were 195,803,515 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our second amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of December 31, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. For example, we granted our Anchor Investor the option, but not the obligation, to purchase up to 30% of our Class A ordinary shares, for a purchase price of $10.00 per Class A ordinary share, in any financing transaction we may conduct in connection with our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our second amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of our shareholders;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our sponsors, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our sponsors, Anchor Investor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our sponsors, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The sponsors currently own 5,960,000 Founder Shares, including 5,662,000 held by CIIG and 298,000 held by Crown PropTech Sponsor, the Anchor Investor currently owns 690,000 Founder Shares and the independent directors each received 50,000 Founder Shares concurrently with the Initial Public Offering (an additional aggregate 50,000 Founder Shares held by two of Crown’s advisors and 50,000 Founder Shares held by a former director). The Founder Shares will be worthless if we do not consummate the initial business combination. CIIG, Crown PropTech Sponsor and our Anchor Investor have also purchased 250,667, 3,760,000 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate). There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination prior to February 11, 2024. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsors, in consummating the initial business combination, may influence their motivation in identifying and selecting a target for the initial business combination.

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

Although we have no commitments as of the date of this Form 10-K to issue any additional notes, other than the Convertible Note and the Convertible Debt Notes, or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from the Initial Public Offering and the Private Placement, as of February 9, 2023, up to $42,730,488.52 will be available to complete our initial business combination (after taking into account the payment of an aggregate redemption amount of approximately $238,305,063.72 as a result of the approval of the Extension Proposal).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Final rules related to the above are expected to be issued by the SEC in April 2023. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate and dissolve the Company.

As described above, the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our Initial Public Offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. If the SPAC Rule Proposals are adopted as proposed, the safe harbor would not be available to us because we have not been able to satisfy the 24 months requirement to complete an initial business combination.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Initial Public Offering, been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2022, amounts held in trust account included approximately $4 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to, February 11, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an initial business combination or our liquidation. Following such a liquidation of the assets in our trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

Additionally, the longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company. For so long as the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a special purpose acquisition company that has elected to liquidate such investments and to hold all funds in its trust account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time up to the 36-month anniversary of the closing of our

Initial Public Offering, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

Our second amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Risks Related to Our Organizational Documents and Structure

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We have amended and restated our first amendment and restatement memorandum and articles of association and cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We have amended and restated our first amendment and restatement memorandum and articles of association. Further amending our second amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will typically require a vote of holders of at least 65% of the public warrants and any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. In addition, our second amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination by February 11, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our second amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or two-thirds of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to further amend our second amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our second amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares who attend and vote at a general meeting of the company. Our Initial Shareholders, who collectively beneficially own 55.1% of our ordinary shares, will participate in any vote to amend our second amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to further amend the provisions of our second amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association.

Our Initial Shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by February 11, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our Initial Shareholders currently own 55.1% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by Crown PropTech Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

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

Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsors, our Anchor Investor or their respective permitted transferees.

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

We issued warrants to purchase 9,200,000 of our Class A ordinary shares as part of the Units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,013,333 warrants, at $1.50 per warrant. In addition, according to the Convertible Note, if our CEO makes any working capital loans, he may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. As of December 31, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $666,000. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Our corporate affairs are governed by our second amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our second amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

As previously disclosed, following the issuance of the SEC Staff Statement on April 12, 2021 and in light of the comment letters issued by the SEC to several special purpose acquisition companies on redeemable equity instruments in ASC 480-10-99, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and was also not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. Our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting depending on our reporting status. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To continue to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 28 West 25th Street, Floor 6, New York, New York 10010. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business.

On August 10, 2022, we received a notice of election from Brivo, notifying us that Brivo had elected to terminate the Business Combination. As a result of such election, the Business Combination was immediately terminated. We believe that prior to termination, Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). Following a confidential settlement arrangement reached on October 26, 2022, we are no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units issued in the Initial Public Offering began trading on the NYSE under the symbol “CPTK.U” on February 11, 2021. Beginning on March 30, 2021, holders of our Units could elect to separately trade the shares of Class A ordinary shares and public warrants contained in the Units or continue to trade the Units without separating them. On such date, the shares of Class A ordinary shares and public warrants began trading on the NYSE under the symbols “CPTK” and “CPTK.WS,” respectively. Each whole public warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per half share, subject to adjustment as described in our final prospectus dated February 8, 2021 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A ordinary shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described elsewhere in this Annual Report on Form 10-K. On November 18, 2022, our public warrants were delisted and the NYSE determined that the public warrants should be suspended from trading because the NYSE determined the public warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On the same day, the Company was notified and a press release regarding the proposed delisting was issued and posted on the NYSE’s website. Trading in the public warrants was immediately suspended on November 18, 2022. On December 7, 2022, the NYSE filed Form 25, pursuant to Rule 12d2-2(b), notifying the SEC of its intention to remove the entire class of public warrants from listing and registration on the NYSE on December 19, 2022. Subsequent to the delisting, our public warrants have traded on over-the-counter markets under the symbol “CPTKW.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 31, 2023, there was one holder of record of our Units, one holder of our separately traded shares of Class A ordinary shares and one holder of our public warrants.

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

None

Performance Graph

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 17, 2023, CIIG entered into the Assignment Agreement whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Founder Shares of the Company and 250,667 Private Placement

Warrants to purchase Class A ordinary shares of the Company to CIIG for an aggregate purchase price of $21,717.21.Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination.

The sale of the Founder Shares and the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account. However, in December 2022, we received a waiver letter from the underwriters electing to waive their entitlement to any deferred underwriting commissions. The amount of funds available for a business combination is approximately $42,730,488.52 as of February 9, 2023, after payment of an aggregate redemption amount of approximately $238,305,063.72 as a result of the approval of the Extension Proposal.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333- 252307), dated February 8, 2021, and filed with the SEC pursuant to Rule 424 under the Securities Act on February 10, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsors are Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”, a Delaware limited liability company and CIIG Management III LLC (“CIIG”), a Delaware limited liability company, (each, a “sponsor” and together, the “sponsors”) .

The registration statement for our initial public offering (the “IPO”) became effective on February 8, 2021. On February 11, 2021, we consummated the IPO of 27,600,000 units, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 units at the IPO price to cover over-allotments (the “Units” with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” with respect to the one-third of one redeemable warrant included in such Units the “Public Warrant”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.8 million, inclusive of approximately $9.66 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 5,013,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with Crown PropTech Sponsor, generating gross proceeds of approximately $7.5 million.

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

On February 9, 2023, our shareholders approved an amendment to amend and restate our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an initial Business Combination from February 11, 2023 to February 11, 2024.

If we have not completed a business combination within 36 months from the closing of the IPO, or February 11, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period, including any extension thereto that may be approved by our shareholders.

On August 12, 2022, Dr. Pius Sprenger informed the Board of his decision to resign as Chief Financial Officer and member of the board of directors of the Company (the “Board”), effective immediately. Richard Chera, the Company’s then Chief Executive Officer assumed the duties as the principal financial officer.

In addition, on August 12, 2022, Dr. Martin Enderle informed the Board of his decision to resign as a member of the Board and chair of the audit committee of the Board (the “Audit Committee”), effective immediately. Concurrently with Dr. Enderle’s resignation, Frits van Paasschen, a member of the Board and of the Audit Committee, assumed the role of chair of the Audit Committee.

On January 17, 2023, Richard Chera informed the Company of his decision to resign as Chief Executive Officer (“CEO”), and principal financial and accounting officer of the Company, effective immediately. Mr. Chera’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company. Mr. Chera shall continue to serve as a director of the Company.

On January 17, 2023, the board of directors of the Company appointed Mr. Gavin Cuneo and Mr. Michael Minnick as co-CEOs of the Company, effective immediately.

Additionally, in connection with this appointment, each of Mr. Cuneo and Mr. Minnick entered into an Indemnity Agreement and a Letter Agreement with the Company on the same terms as the Indemnity

Agreements and Letter Agreements entered into by the directors and officers of the Company at the time of the Company’s IPO. In addition, CIIG (as defined below), entered into the Letter Agreement. CIIG also entered into that certain joinder agreement to the Registration Rights Agreement as described in further detail below.

On January 17, 2023, CIIG entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Crown PropTech Sponsor, CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with the Company’s IPO.

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

Following a confidential settlement arrangement (the “Settlement Arrangement”), we are no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

On January 13, 2023, the Company formally withdrew its Form S-4 Registration Statement from the SEC associated with the BCA.

Settlement of Payables

In December 2022 and January 2023, the Company settled $7,008,070 due to vendors. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination.

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

For the year ended December 31, 2022, we had a net income of $14,797,454. We incurred $4,242,071 of operating costs consisting mostly of legal fees. We negotiated settlements of payables for $6,472,941, had income on our trust account for $3,985,204, a change in fair value of warrant liability of $8,101,600 and a recovery of offering costs allocated to warrants of $479,780.

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

Liquidity, Capital Resources and Going Concern

On February 11, 2021, we consummated our IPO of 27,600,000 Units, at a price of $10.00 per Unit, which included the exercise of the underwriters’ option to purchase an additional 3,600,000 Units at the IPO price to cover over-allotments. The Units were sold, generating gross proceeds of $276,000,000. Substantially concurrently with the closing of the IPO, we completed the private sale of 5,013,333 Private Placement Warrants to Crown PropTech Sponsor and the Anchor Investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000.

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

For the year ended December 31, 2022, cash used in operating activities was $498,316, resulting primarily from the net income of $14,797,454 which was impacted by unrealized gain on change in fair value of warrant liabilities of $8,101,600, trust dividend income of $3,985,204, settlement of payable for $6,472,941 and a recovery of offering costs allocated to warrants for $479,780 offset by changes in operating assets and liabilities of $3,743,755 of cash from operating activities. Cash provided from financing activities include borrowings under the Convertible Note of $216,000 and capital contributions from Crown PropTech Sponsor of $347,721.

For the year ended December 31, 2021, cash used in operating activities was $2,104,209, resulting primarily from the net income of $6,689,555 which was impacted by unrealized gain on change in fair value of warrant liabilities of $13,076,266 and trust dividend income of $13,345 and offset by offering costs allocated to warrants of $819,794, and changes in operating assets and liabilities provided $3,476,053 of cash from operating activities.

As of December 31, 2022 and 2021, we had cash outside the trust account of $80,212 and $14,807 available for working capital needs and working capital deficits of $1,512,654 and $4,091,246, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2022 and 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and a capital contribution from Crown PropTech Sponsor of $347,721 in 2022.

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $666,000.

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year for the issuance date of the financial statements. Although no formal agreement exists, our sponsors are committed to extend loans as needed. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but are not limited to, curtailing operations, suspending the pursuit of a potential merger target, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all, or that our plans to consummate an initial business combination will be successful.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until February 2024 (as extended), or the end of any extension to the Combination Period, to consummate a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder

Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, Crown PropTech Sponsor, Anchor Investor and certain other shareholders and directors and officers of Crown and Brivo entered into the Amended and Restated Registration Rights Agreement. As part of the termination of the Business Combination, the Restated Registration Rights Agreement was automatically terminated.

Underwriting Agreement

On February 11, 2021, we paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, was payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. In December 2022, the underwriters agreed to waive their right to receive any additional deferred underwriting discount.

Advisory Service Agreements

We may enlist various entities as capital market advisors to assist in the identification and consummation of an initial business combination. Fees for such services will be payable only upon consummation of an initial business combination by us.

During the fourth quarter of 2022 these contracts with the advisors have been terminated and no amounts were paid or due under the contracts.

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsoror an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of December 31, 2022, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of December 31, 2022, we fully paid a settled amount in legal fees associated with the Brivo Business Combination.

Convertible Note

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. See “Liquidity and Capital Resources.”

Contractual Obligation

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described above.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Loss per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Anchor Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors. The Founder Shares purchased by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of 690,000 Founder Shares to the Anchor Investors the valuation of these shares was recognized as a deferred offering cost and charged to temporary equity and other expenses. At February 11, 2021, the fair value of the Founder Shares to the Anchor Investors in excess of the amount paid was $795,825.

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 15 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

The names of our executive officers and directors, their ages as of May 2, 2023, and their positions are shown below:

Name	Age	Position
Gavin Cuneo	46	Co-Chief Executive Officer
Michael Minnick	57	Co-Chief Executive Officer
Richard Chera	48	Chairman of the Board of Directors
Melissa “Lisa” Holladay	56	Director
Stephen Siegel	78	Director
Frits van Paasschen	62	Director

Gavin Cuneo, Co-Chief Executive Officer

Gavin Cuneo has served as Crown’s Co-Chief Executive Officer since January 2023. In addition, from 2010 to present, Mr. Cuneo has been a partner of Cuneo & Company, a private venture investment company focused on early stage media, technology and consumer growth businesses. From September 2021 to April 2023, he was the Co-Chief Executive Officer of CIIG Capital Partners II, Inc. and a member of its board of directors. From 2019 until March 2021, he was Chief Operating Officer and director of CIIC. Mr. Cuneo has served and currently serves on the board of a number of private companies. From 2011 to 2018, Mr. Cuneo was the Chief Operating Officer and Chief Financial Officer of Valiant Entertainment LLC. Cuneo & Company initially capitalized the dormant comic book publisher to relaunch the business as an IP-centric multimedia company. Under this new management, Valiant grew into one of the leading print and digital publishers in comics, established marquee licensing businesses and built a film and television division including a multi-picture partnership with Sony Pictures. Valiant was sold to DMG Entertainment in 2018. From 2005 to 2009, Mr. Cuneo was an investment banker in the consumer industry coverage group at Bank of America Merrill Lynch and its predecessor Merrill Lynch & Co. where he executed debt and equity financings and advised on mergers and acquisitions for leading companies in the consumer and retail industries. From 1998 to 2004, Mr. Cuneo held a number of positions at U.S. Trust Company (later acquired by Bank of America), including as an Assistant Vice President in Equity Research, functioning as an equity analyst and associate portfolio manager, and as an Assistant Vice President of corporate strategy. Mr. Cuneo holds an M.B.A. from Tuck School of Business at Dartmouth, graduated with a B.A. in Economics and Business from Lafayette College and is a Chartered Financial Analyst.

Michael Minnick, Co-Chief Executive Officer

Michael Minnick has served as Crown’s Co-Chief Executive Officer since January 2023. He is a Co-Founder and has been a Managing Partner at IIG Holdings since 2014. Mr. Minnick has also served as a Director, Co-Founder and Managing Partner of Opus Music Group Investments, LLC since December 2021. From September 2021 to April 2023, he was the Co-Chief Executive Officer of CIIG Capital Partners II, Inc. and a member of its board of directors. From 2019 until March 2021, he was Chief Investment Officer and director of CIIC. Prior to forming IIG Holdings, he was a Co-Founder and Senior Managing Director of Interlink Investment Group, from 2012 to 2014 Mr. Minnick has experience in more than $190 billion in transaction volume, including advisory and debt and equity capital executions at JPMorgan Chase & Co. (NYSE:JPM) and The Royal Bank of Scotland Group plc (NYSE:RBS), or RBS. Mr. Minnick served in various capacities at RBS, from 2004 to 2011, culminating in his service as a Managing Director and Head of Corporate Finance in the Telecom, Media & Technology Group. From 2003 to 2004, Mr. Minnick was the Founder and Chief Executive Officer of Traffic Networks, a startup that developed mobile and online real-time traffic information for the New York Metropolitan markets. From 1996 to 2002, Mr. Minnick served in different positions within Investment Banking at JPMorgan Chase & Co. including the Telecom, Media & Technology Group and the Global Syndicated Finance Group. Prior to joining JPMorgan Chase & Co., Mr. Minnick was an Associate at The Bank of Nova Scotia in the Corporate Finance and Syndications division from 1994 to 1996. Mr. Minnick began his career at AT&T (NYSE:T) where he served in several analyst capacities from 1989 to 1992, including as a Financial Analyst in the Market Analysis & Forecasting Division for Business Communications Services within the Chief Financial Officer division. From 2012 to 2019, he served as a Director of Paystar Inc., a privately-held FinTech company. Mr. Minnick received a M.B.A. from Cornell University and a B.A. from The University of St. Thomas.

Richard Chera, Chairman of the Board of Directors

Richard Chera has been a member of the Crown Board since September 2020. Mr. Chera served as Crown’s Chief Executive Officer from September 2020 until January 2023. He is a co-founder and has served as Senior Managing Director of Crown Acquisitions Inc. since 2004. Mr. Chera is also a co-founder of ReWyre®, a technology aggregator and intelligent city master planner based in New York City. Mr. Chera also serves on the boards of various nonprofit organizations that focus on public health, children’s and seniors’ services, as well as business growth opportunities for entrepreneurs. Mr. Chera attended The Santo Institute in Tokyo, Japan in 1992 and New York University’s Stern School of Business from 1992-1995. Crown believes Mr. Chera’s experience in leading large real estate transactions in the U.S., Canada and UK and numerous retail developments make him well qualified to serve on the Crown Board.

Lisa Holladay, Director

Lisa Holladay has been a member of the Crown Board since February 2021. Since April 2020, Ms. Holladay has been Chief Experience Officer of TIGER 21, a peer-to-peer learning company. From September 2016 to April 2020, Ms. Holladay served as Global Brand Leader of Marriott International, a hospitality company, for the brands The Ritz-Carlton Hotel and The St. Regis Hotels & Resorts. From March 2015 to April 2020, Ms. Holladay also served as Vice President, Global Brand Marketing for The Ritz-Carlton Hotel Company, L.L.C. Prior to joining Marriott, Ms. Holladay was National Manager of Experiential Marketing of Mercedes-Benz USA, an automotive company. Ms. Holladay also serves on the board of the Erwin Center for Brand Communications at Clemson University. Ms. Holladay has an M.A. from Georgetown University and a B.A. from Clemson University. Crown believes Ms. Holladay’s experience in customer experience, hospitality and marketing makes her well qualified to serve on the Crown Board.

Stephen Siegel, Director

Stephen Siegel has been a member of the Crown Board since February 2021. Since July 2003, Mr. Siegel has served as the Chairman, Global Brokerage at CBRE, Inc. Prior to the merger with CBRE, Mr. Siegel was Chairman and Chief Executive Officer of Insignia/ESG. Before that, he became President and Chief Executive Officer of Cushman & Wakefield at the age of 37. Mr. Siegel has arranged multimillion-dollar transactions for some of the nation’s most prominent corporate clients over the years. More recently, Mr. Siegel closed major deals with the headquarters of HBC (400,000 sq. ft.), Headquarters of Apollo (300,000 sq. ft.), Estee Lauder, Corp. Headquarters (300,000 sq. ft.) and the Headquarters for L’Oreal (400,000 sq. ft.). He sits on numerous nonprofit boards, such as Gift of Life and National Jewish Health. He has honorary doctorates from Baruch College, Yeshiva University, Monmouth University and St. Thomas Aquinas University. Crown believes Mr. Siegel’s experience as an industry leader and benefactor makes him well qualified to serve on the Crown Board.

Frits van Paasschen, Director

Frits van Paasschen has been a member of the Crown Board since February 2021. His 30 years as an executive in global companies began at The Boston Consulting Group and McKinsey & Company. After working in finance at Disney’s Consumer Products Division, he joined Nike, ultimately becoming President of the Europe, Middle East and Africa Division. Mr. van Paasschen’s first chief executive officer role was at Coors Brewing Company, and most recently he was Chief Executive Officer of Starwood Hotels and Resorts. He serves as a director at Royal DSM (in the Netherlands), Sonder Holdings Inc (NASDAQ: SOND) and Williams-Sonoma, Inc. (NYSE: WSM), and has recently joined the board of J.Crew Group, Inc. Previously, he was on the board of Barclays (in the United Kingdom), Jones Apparel and Oakley. Mr. van Paasschen served as Chair of Convene, a real-estate-as-a-service company, from October 2018 to May 2022, and is also an investor/board member of citizenM Hotels. Mr. van Paasschen is a Senior Advisor to TPG Capital, focusing on retail, consumer and hospitality, and he serves on advisory boards of The Red Sea Project, The Indian School of Hospitality, and Russell Reynolds. Mr. van Paasschen holds a B.A. in economics and biology from Amherst College and an M.B.A. from Harvard Business School, where he was also a Teaching Fellow in economics. Crown believes Mr. van Paasschen’s international experience in the real estate industry makes him well qualified to serve on the Crown Board.

Number and Terms of Office of Officers and Directors

The Crown Board consists of four members, divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to Crown’s first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, Crown is required to hold an annual general meeting no later than one year after Crown’s first fiscal year end following Crown’s listing on the NYSE. We may not hold an annual general meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 302 of the NYSE Listed Company Manual, which requires an annual meeting. The term of office of the first class of directors, consisting of Frits van Paasschen will expire at Crown’s first annual general meeting. The term of office of the second class of directors, consisting of Lisa Holladay and Stephen Siegel, will expire at Crown’s second annual general meeting. The term of office of the third class of directors, consisting of Richard Chera, will expire at Crown’s third annual general meeting.

Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of an initial business combination. Holders of the Class A ordinary shares are not entitled to vote on the appointment of directors during such time. These provisions of Crown’s second amended and restated memorandum and articles of association relating to the rights of Crown’s holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the ordinary shares voting in a general meeting.

Crown’s officers are appointed by the Crown Board and serve at the discretion of the Crown Board, rather than for specific terms of office. The Crown Board is authorized to appoint officers as it deems appropriate pursuant to Crown’s second amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of the Crown Board be independent within one year of Crown’s initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has three “independent directors” as defined in the NYSE rules and applicable SEC rules. The Crown Board has determined that Ms. Holladay, Mr. Siegel and Mr. van Paasschen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The Crown Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. All of Crown’s committees are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by the Crown Board and has the composition and responsibilities described below. The charter of each committee is available on Crown’s website (https://www.crownproptech.com/). Information contained on Crown’s website is not part of this Form 10-K, and the inclusion of Crown’s website address in this Form 10-K is an inactive textual reference only.

Audit Committee

We established an audit committee of the board of directors. Lisa Holladay, Frits van Paasschen and Stephen Siegel serve as the members and Frits van Paasschen serves as chair of the audit committee. Lisa Holladay, Frits van Paasschen and Stephen Siegel are independent of and unaffiliated with our sponsors and our underwriters. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Lisa Holladay, Frits van Paasschen and Stephen Siegel are financially literate and the Crown Board has determined that Frits van Paasschen qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Crown has adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

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

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by Crown, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with Crown in order to evaluate their continued independence;

•

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

•

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

•

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Frits van Paasschen, Lisa Holladay and Stephen Siegel. Frits van Paasschen serves as chair of the nominating and corporate governance committee. Under the NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Compensation Committee

Lisa Holladay, Frits van Paasschen and Stephen Siegel serve as the members and Lisa Holladay serves as chair of the compensation committee. Under the NYSE listing standards, all the directors on the compensation committee must be independent. Crown has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to Crown’s chief executive officer’s compensation;

•

evaluating Crown’s chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of Crown’s chief executive officer based on such evaluation;

•

reviewing and making recommendations to the Crown Board with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Crown Board approval of all of Crown’s other officers;

•	reviewing Crown’s executive compensation policies and plans;

•	implementing and administering Crown’s incentive compensation and equity-based remuneration plans;

•	assisting management in complying with Crown’s proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for Crown’s officers and employees;

•	producing a report on executive compensation to be included in Crown’s annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of Crown’s existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

Crown adopted a Code of Business Conduct and Ethics applicable to Crown directors, officers, and employees. You can review this document by accessing Crown’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of the Crown Board will be provided without charge upon request in writing to Crown, 28 West 25th Street, Floor 6, New York, NY 10010. If Crown makes any amendments to Crown’s Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to Crown’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, Crown will disclose the nature of such amendment or waiver on Crown’s website. The information included on Crown’s website is not incorporated by reference into this proxy statement/prospectus or in any other report or document Crown files with the SEC, and any references to Crown’s website are intended to be inactive textual references only.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the second amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary.

Individual	Entity/Organization	Entity’s Business	Affiliation
Gavin Cuneo	Cuneo & Company	Investment Company	Partner

Michael Minnick	International Investment Group Holdings LLC Opus Music Group Investments, LLC	Investment Company Independent Record Label	Managing Partner Co-Founder and Managing Partner

Richard Chera	Crown Acquisitions	Real Estate Holding Company	Senior Managing Director

Lisa Holladay	TIGER 21 Clemson University (Erwin Center for Brand Communications)	Peer-to-Peer Lending Education	Chief Experience Officer Board Member

Stephen Siegel	CBRE, Inc.	Real Estate and Investment Firm	Chairman, Global Brokerage

Frits van Paasschen	Royal DSM N.V. Williams-Sonoma, Inc. J.Crew Group, Inc. citizenM Hotels Sonder Holdings Inc TPG Capital Red Sea Project Indian School of Hospitality Russel Reynolds	Health, Nutrition and Materials Consumer Retail Consumer Retail Hotel Apartment/Hotel Investment Company Land and Property Development Education Management Consulting	Director Director Board Member Board Member Board Member Senior Advisor Board Advisor Board Advisor Board Advisor

There are also other potential conflicts of interest:

•

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

•

Crown PropTech Sponsor purchased Founder Shares prior to the date of Crown’s initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of Crown’s initial public offering. In February 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to our Anchor Investor and transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. In January 2023 Crown PropTech Sponsor sold 5,662,000 Founder Shares and 250,667 Private Placement Warrants to CIIG. The sponsors, officers, and directors have entered into a letter agreement with Crown, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Additionally, the sponsors, officers, and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Crown fails to complete an initial business combination within the prescribed time frame. If Crown does not complete an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, the sponsors, the Anchor Investor and Crown’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of an initial business combination or (ii) the date following the completion of an initial business combination on which Crown completes a liquidation, merger, share exchange or other similar transaction that results in all of Crown shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Crown Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lockup.

•

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

•

Each of Mr. Chera and Mr. Siegel invested $2,271,000 and $230,000 in Crown PropTech Sponsor, respectively and hold interests in the Crown PropTech Sponsor, or directly in Crown, that represent an interest of up to 348,000 Class B ordinary shares and 3,760,000 Private Placement Warrants. All of such securities would be worthless if a business combination is not consummated by February 11, 2024 (unless such date is extended in accordance with the Existing Governing Documents).

•

On November 30, 2021, Crown entered into a convertible note with Richard Chera, Crown’s Chairman and former Chief Executive Officer, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If Crown does not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the outstanding balance under the Convertible Note amounted to an aggregate of $666,000.

•

On January 17, 2023, CIIG entered into the Securities Assignment Agreement, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a letter agreement with Crown and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with Crown’s Initial Public Offering.

•

Mr. Minnick, Crown’s Co-Chief Executive Officer and the Managing Member of CIIG, invested $20,514 and $1,203.21, respectively, to acquire 5,622,000 Class B ordinary shares and 250,667 Private Placement Warrants from Crown PropTech Sponsor. All of such securities would be worthless if a business combination is not consummated by February 11, 2024 (unless such date is extended).

•

Crown’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Crown’s initial business combination.

In no event will the sponsors or any of Crown’s existing officers or directors, or any of their respective affiliates, be paid by the Crown any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the completion of an initial business combination. Further, commencing on the date that the Crown securities were first listed on the NYSE through the earlier of consummation of an initial business combination and Crown’s liquidation, pursuant to an administrative services agreement, Crown agreed to pay Crown PropTech Sponsor or an affiliate thereof up to $15,000 per month of Administrative Support Payments. Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and Crown is no longer required to pay any such payments. As of the date of this Annual Report, Crown has not made any Administrative Support Payments pursuant to the administrative agreement and does not expect to incur any related expenses in the near future.

Crown cannot assure you that any of the above-mentioned conflicts will be resolved in Crown’s favor.

The sponsors, officers, and directors have agreed to vote their Founder Shares and any shares purchased during or after the offering in favor of an initial business combination.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsors, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, directors or officers, or our or their affiliates. For the fiscal year ended December 31, 2022, no expenses have been incurred by our sponsors, directors or officers, or our or their affiliates, on behalf of Crown for which they are seeking reimbursement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of March 31, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A ordinary shares;

•	each of our directors and executive officers that beneficially owns CPTK ordinary shares; and

•	all our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. On January 17, 2023, CIIG entered into the Assignment Agreement whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Founder Shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG for an aggregate purchase price of $21,717.21.

In the table below, percentage ownership is based on 11,096,485 ordinary shares outstanding as of March 31, 2023, including 4,196,485 shares of Crown Class A ordinary shares and 6,900,000 shares of Crown Class B ordinary shares. Voting percentages represents the voting power of the ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class, provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial business combination. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of the date hereof.

Our Sponsors, Directors and Executive Officers

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares	Number of Class B Ordinary Shares	% of Class A Ordinary Shares	% of Class B Ordinary Shares	% of Ordinary Shares
5% Holders of the Company
CIIG Management III LLC(2)	—	5,662,000	—	82.1%	51.0%
BlackRock, Inc.(3)	1,800,000	690,000	42.9%	10.0%	22.4%
Radcliffe Capital Management, L.P.(4)	400,000	—	9.5%	—	3.6%
Directors and Executive Officers of the Company
Michael Minnick(2)	—	5,662,000	—	82.1%	51.0%
Gavin Cuneo	—	—	—	—	—
Richard Chera(5)	—	298,000	—	4.3%	2.7%
Stephen Siegel	—	50,000	—	*	*
Lisa Holladay	—	50,000	—	*	*
Frits van Paasschen	—	50,000	—	*	*
All directors and executive officers of the Company as a group (6 individuals)	—	6,110,000	—	88.6%	55.1%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals prior to a business combination is 28 West 25th Street, Floor 6, New York, New York 10010.
(2)

CIIG is the record holder of such shares. Michael Minnick, Co-Chief Executive Officer, is the managing member of CIIG Management III LLC. Consequently, he may be deemed the beneficial owner of the shares held by CIIG Management III LLC and have voting and dispositive control over such securities. Mr. Minnick disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The address for CIIG Management III LLC, and Michael Minnick is 40 West 57th Street, 29th Floor, New York, New York 10019.

(3)

The information in the table above regarding Class A ordinary shares is based solely on information contained in this shareholder’s Schedule 13G/A under the Exchange Act filed by such shareholder with the SEC on February 8, 2023. The address for the BlackRock, Inc. is 55 East, 52d Street, New York, New York 10055.

(4)

The information in the table above regarding Class A ordinary shares is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the

SEC on February 16, 2023. Radcliffe Capital Management, L.P. reported that, as of December 31, 2022, it had shared voting and dispositive power over 400,000 Class A ordinary shares. Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC may be deemed the beneficial owner of the 400,000 Class A ordinary shares. The address for Radcliffe Capital Management, L.P. and its affiliates listed therein is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(5)

Crown PropTech Sponsor is the record holder of such shares and is managed by a board of managers comprising Mr. Chera and Dr. Pius Sprenger, the Company’s former Chief Financial Officer and director, who may each be deemed to have voting and investment discretion with respect to the ordinary shares held of record by Crown PropTech Sponsor, LLC. Each of Mr. Chera and Dr. Sprenger disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Our sponsors beneficially own approximately 53.7% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions and Director Independence

In October 2020, Crown PropTech Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs on our behalf in consideration of 6,900,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. In February 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to our Anchor Investor and transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. In January 2023, Crown PropTech Sponsor and CIIG entered into the Securities Assignment Agreement, pursuant to which Crown PropTech Sponsor sold 5,662,000 Class B ordinary shares and 250,667 Private Placement Warrants held by it to CIIG. Concurrently with the execution of the Securities Assignment Agreement, Michael Minnick, the managing member of CIIG, and Gavin Cuneo were appointed co-Chief Executive Officers of the Company. The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In February 2021, Crown PropTech Sponsor and our Anchor Investor purchased 4,010,667 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate) for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, Crown PropTech Sponsor’s interest and our Anchor Investor’s interest in this transaction is valued at for an aggregate purchase price of $7,520,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Commencing on the date of the Initial Public Offering, pursuant to an administrative services agreement, the Company agreed to pay Crown PropTech Sponsor or an affiliate thereof a total of $15,000 per month of Administrative Support Payments. Pursuant to a subsequent letter agreement dated as of January 17, 2023, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and the

Company is no longer required to pay any such payments. As of the date of this Annual Report, we have not made any Administrative Support Payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

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

On November 30, 2021, we entered into a convertible note with Richard Chera, our Chief Executive Officer and director, pursuant to which the Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If Crown does not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. For the fiscal years ended December 31, 2022 and 2021, the largest outstanding balance under the Convertible Note amounted to $666,000 and $450,000, respectively. During the fiscal years ended December 31, 2022 and 2021, we made $0 and $0 in principal payments, respectively. Accordingly, as of December 31, 2022 and 2021, the aggregate principal balance outstanding of the Convertible Note was $666,000 and $450,000, respectively.

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

We entered into a Registration Rights Agreement pursuant to which our sponsors, Anchor Investor, and directors will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares, as long as the sponsors and directors hold any securities covered by the registration agreement. On November 10, 2021 (but effective as of the closing of the Brivo Business Combination), and as part of the Brivo Business Combination, New Brivo, Crown PropTech Sponsor, Anchor Investor and certain other stockholders and directors and officers of Crown and Brivo entered into an amended and restated registration rights agreement (“Amended and Restated Registration Rights Agreement”), which would terminate and replace the existing Registration Rights Agreement. As part of the termination of the Brivo Business Combination in August 2022, the Amended and Restated Registration Rights Agreement was automatically terminated.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of the NYSE require that a majority of the Crown Board be independent within one year of Crown’s initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has three “independent directors” as defined in the NYSE rules and applicable SEC rules. The Crown Board has determined that Ms. Holladay, Mr. Siegel and Mr. van Paasschen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $59,014 and $57,680 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K and the review of our quarterly consolidated financial statements.

Audit-Related Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $82,296 and $65,000 for the services Marcum performed in connection with our registration statement on Form S-4 and Initial Public Offering.

Tax Fees. During the year ended December 31, 2022 and 2021, our fees for our independent registered public accounting firm were approximately $11,330 and $0 for services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15
.
Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit
Index
. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crown PropTech Acquisitions
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Crown PropTech Acquisitions (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in
shareholders’ deficit and cash flows for years then ended, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America
.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note
1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital at December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
May 2, 2023

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$80,212	$14,807
Prepaid expenses	39,616	75,898

Total current assets	119,828	90,705
Investments held in Trust account	279,998,549	276,013,345

Total assets	$280,118,377	$276,104,050

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$627,376	$3,572,844
Due to related party	339,107	159,107
Convertible note	666,000	450,000

Total current liabilities	1,632,483	4,181,951
Warrant liabilities	—	8,101,600
Deferred underwriters’ discount	—	9,660,000

Total liabilities	1,632,483	21,943,551

Commitments
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	279,998,549	276,013,345

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	9,527,941	—
Accumulated deficit	(11,041,286)	(21,853,536)

Total shareholders’ deficit	(1,512,655)	(21,852,846)

Total liabilities, redeemable shares and shareholders’ deficit	$280,118,377	$276,104,050

The accompanying notes are an integral part of the consolidated financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended, December 31, 2022	For the year ended, December 31, 2021
Operating costs	$4,242,071	$5,580,262

Loss from operations	(4,242,071)	(5,580,262)

Other Income
Settlement of payables	6,472,941	—
Trust dividend income	3,985,204	13,345
Change in fair value of warrant liabilities	8,101,600	13,076,266
Offering expenses related to warrant issuance	479,780	(819,794)

Total other income, net	19,039,525	12,269,817

Net income	$14,797,454	$6,689,555

Weighted average redeemable shares outstanding	27,600,000	24,499,726

Basic and diluted net income per redeemable share	$0.43	$0.21

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000

Basic and diluted net income per common share	$0.43	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(5,894)	$19,106
Excess fair value of Private Placement Warrants	—	—	50,134	—	50,134
Excess fair value of anchor shares	—	—	—	795,825	795,825
Remeasurement of ordinary shares subject to possible redemption	—	—	(74,444)	(29,333,022)	(29,407,466)
Net income	—	—	—	6,689,555	6,689,555

Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Capital contribution from Sponsor	—	—	347,721	—	347,721
Waiver of deferred underwriters’ discount	—	—	9,180,220	—	9,180,220
Remeasurement of ordinary shares subject to possible redemption	—	—	—	(3,985,204)	(3,985,204)
Net income	—	—	—	14,797,454	14,797,454

Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)

The accompanying notes are an integral part of the consolidated financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$14,797,454	$6,689,555
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,101,600)	(13,076,266)
Settlement of payables	(6,472,941)	—
Trust dividend income	(3,985,204)	(13,345)
Offering costs allocated to warrants	(479,780)	819,794
Changes in current assets and current liabilities:
Prepaid expenses	36,282	(75,898)
Due to related party	180,000	159,107
Accounts payable and accrued expenses	3,527,473	3,392,844

Net cash used in operating activities	(498,316)	(2,104,209)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	270,480,000
Proceeds from issuance of Private Placement Warrants	—	7,520,000
Borrowings under the convertible PN	216,000	—
Capital contribution from the sponsor	347,721	—
Proceeds from promissory note to related party	—	450,000
Repayment of promissory note to related party	—	(75,000)
Payments of offering costs	—	(328,534)

Net cash provided by financing activities	563,721	278,046,466

Net Change in Cash	65,405	(57,743)
Cash—Beginning of period	14,807	72,550

Cash—Ending of period	$80,212	$14,807

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$246,605,879
Remeasurement of Class A ordinary shares subject to possible redemption	$3,985,204	$29,407,466
Initial value of warrant liabilities	$—	$21,177,866
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,660,000
Waiver of deferred underwriters’ discount	$9,180,220	$—
The accompanying notes are an integral part of the consolidated financial statements.

Note 1—Organization and Business Operations
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
As of December 31, 2022, the Company’s sponsor was Crown PropTech Sponsor LLC (“Crown PropTech Sponsor”), a Delaware limited liability company.
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
of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO (or until February 11, 2023), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
On February 9, 2023, the Company’s shareholders approved an amendment to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to February 11, 2024.

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
On January 13, 2023, the Company formally withdrew its Form
S-4
Registration Statement from the SEC associated with the BCA.
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
As of December 31, 2022, the Company had 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
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
Crown PropTech Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Crown PropTech Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $80,212 available for working capital needs and working capital deficit of $1,512,655. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the

Promissory Note, the Convertible Note (as defined below) and a capital contribution from Crown PropTech Sponsor of $347,721 in 2022.
The Company has incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, Crown PropTech Sponsor is committed to extend loans as needed (see Note 5). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not limited to, curtailing operations, suspending the pursuit of a potential merger target, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to in on commercially acceptable terms, if at all, or that its plans to consummate an initial Business Combination will be successful.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 2024 (as extended) to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2024 (as extended).
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these financial statements, the impact of this action and the related sanctions on the world economy and the effect on these financial statements are currently not determinable.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or 2021.
Investments Held in Trust Account
At December 31, 2022 and 2021, the Trust Account had $279,998,549 and $276,013,345 held in marketable securities, respectively. During the year ended December 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,600,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.
As of December 31, 2021 and 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(13,708,000)
Ordinary share issuance costs	(15,686,121)
Plus:
Remeasurement of carrying value to redemption value	29,407,466

Ordinary shares subject to possible redemption, December 31, 2021	276,013,345

Plus:
Remeasurement of carrying value to redemption value	3,985,204

Ordinary shares subject to possible redemption, December 31, 2022	$279,998,549

Net Income per Ordinary Shares
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the year ended December 31, 2022 and 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

	For the years ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$11,837,963	$2,959,491	$5,219,544	$1,470,011
Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	24,499,726	6,900,000
Basic and diluted net income per share	$0.43	$0.43	$0.21	$0.21

Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the public offering upon the completion of the IPO. Transaction costs amounted to $16,505,915 consisting of $5,520,000 of underwriting fee, $9,660,000 of deferred underwriting fee, $795,825 of excess fair value of the Anchor Investor (as defined below) shares and $530,090 of other offering costs. Of the total transaction costs $819,794 was charged to non-operating
expense in the statement of operations with the rest of the offering costs charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A ordinary shares.
Anchor Investors
The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors. The Founder Shares purchased by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of 690,000 Founder Shares to the Anchor Investors the valuation of these shares was recognized as a deferred offering cost and charged to temporary equity and other expenses. At February 11, 2021, the fair value of the Founder Shares to the Anchor Investors in excess of the amount paid was $795,825.
Share Based Compensation
The Company complies with ASC 718 Compensation—Stock Compensation regarding Founder Shares acquired by directors and independent advisors of the Company at prices below fair value. The acquired shares vested upon granting of the shares. The Founder Shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. If the Company does not consummate a Business Combination during the Combination Period, the Company will liquidate and the shares will become worthless.
The shares were issued in February 2021 (“Grant Date”), and the shares vested immediately. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation for the 250,000 shares in excess of the amount paid was not material.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.
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

Working Capital Loans Option
On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $
1,500,000
to be used for a portion of the expenses of the Company. At the option of Richard Chera, the outstanding principle of $
666,000
at December 31, 2022 may be converted into that number of warrants equal to the outstanding principle of the note divided by $
1.50
(
327,333
warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At December 31, 2022 and 2021 the value of the Working Capital Loan Option was $
0
.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
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
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
Note 3—Initial Public Offering
Pursuant to the IPO, the Company sold 27,600,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary share, par value $0.0001 per share, and one-third
of one redeemable warrant (“Public

Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary share at a price of $11.50 per share.
Note 4—Private Placement Warrants
Simultaneously with the closing of the IPO, Crown PropTech Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per warrant ($7,520,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.
Note 5—Related Party Transactions
Founder Shares
On October 13, 2020, the Company issued 5,750,000 Class B ordinary shares to Crown PropTech Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On February 9, 2021, the Company effected a dividend of 0.2 of a Class B ordinary share for each Class B ordinary share, resulting in 6,900,000 Class B ordinary shares being issued and outstanding
.
On February 11, 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to the Anchor Investors for $2,500. In February 2021, Crown PropTech Sponsor transferred an aggregate of 250,000 Founder Shares to four of the Company’s independent directors and two independent advisors. Immediately after transferring shares to the Anchor Investors, directors and advisors, Crown PropTech Sponsor owned 5,960,000 Founder Shares.
Crown PropTech Sponsor and the Anchor Investor have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder
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
Promissory Note—Related Party
On October 13, 2020, the Company issued a promissory note (the “Promissory Note”) to Crown PropTech Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. On February 11, 2021, the Company had repaid the Promissory Note in full. No future borrowings are permitted under this Promissory Note.
Administrative Support Agreement
Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. At December 31, 2022 and 2021, the Company owed $339,107 and $159,107, respectively, for these fees and reported them as due to related party on the balance sheets.
Working Capital Loans
In order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $
1,500,000
of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $
1.50
per warrant. The warrants would be identical to the Private Placement Warrants.
On November 30, 2021, the Company entered into a convertible note with Richard Chera, its former Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note is
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the business combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the outstanding balance under the Convertible Note amounted to an aggregate of $666,000 and $450,000, respectively.
Note 6—Commitments & Contingencies
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
Underwriters Agreement
On February 11, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. In December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount.
Advisory Service Agreements
The Company has enlisted various entities as capital market advisors to assist in the identification and consummation of an ini tial business combination. Fees for such services are payable only upon consummation of an initial business combination by the Company and are payable out of funds allo cated as the deferred underwriters’ discount.
During the fourth quarter of 2022 these contracts with the advisors have been terminated and no amounts were paid or due under the contracts.

Attorney Fees
The Company incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of December 31, 2022, the Company fully paid a settled amount in legal fees associated with the Brivo Business Combination.
Legal Proceedings
On August 10, 2022, the Company received a notice of election from Brivo, notifying the Company that Brivo had elected to terminate the Business Combination. As a result of such election, the Business Combination was immediately terminated. The Company believes that prior to termination, Brivo breached the Business Combination Agreement, and that EMBUIA LLC, an affiliate of Dean M. Drako, the Chairman of the board of directors of Brivo, breached the Stockholder Support Agreement (as defined in the Business Combination Agreement), in each case, including breaching their respective obligations not to take certain actions in connection with a Company Acquisition Proposal (as defined in the Business Combination Agreement). Following a confidential settlement arrangement reached on October 26, 2022, the Company is no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.
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
Settlement of Payables
In December 2022 and January 2023, the Company settled $7,008,070 due to vendors. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination.
Note 7—Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares issued or outstanding (excluding 27,600,000 shares subject to possible redemption).
Class
 B Ordinary Shares—
The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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
Note 8—Warrants
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

Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption;

•	to each warrant holder; and

•
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

Note 9—Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets.
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

December 31, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$279,998,549	$—	$—

Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	—	—	—
Private Warrants	—	—	—

Fair Value of warrants and Working Capital Loan Option	$—	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$276,013,345	$—	$—

Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	(5,244,000)	—	—
Private Warrants	—	(2,857,600)	—

Fair Value of warrants and Working Capital Loan Option	$(5,244,000)	$(2,857,600)	$—

The Company utilized a binomial lattice analysis to value the Working Capital Loan option at December 31, 2021 and an internal model at
December 31, 2022.
The following table provides a reconciliation of changes in the Level 3 fair value classification for the year ended December 31, 2021:

Fair value at December 31, 2020	$—
Initial value at February 11, 2021	21,177,866
Change in fair value	(9,522,933)
Reclassification of Private Warrants to Level 2 (1)	(4,110,933)
Reclassification of Public Warrants to Level 1 (1)	(7,544,000)
Fair Value at December 31, 2021	$—

(1)	Assumes the warrants were reclassified on June 30, 2021
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have
required adjustment or disclosure in the consolidated financial statements.
Withdrawal of Registration Statement
On January 13, 2023, the Company formally withdrew its Form
S-4
Registration Statement from the SEC associated with the BCA.
Change in Management
On January 17, 2023, Richard Chera informed the Company of his decision to resign as Chief Executive Officer (“CEO”), and principal financial and accounting officer of the Company, effective immediately. Mr. Chera’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company. Mr. Chera shall continue to serve as a director of the Company.
On January 17, 2023, the board of directors of the Company appointed Mr. Gavin Cuneo and Mr. Michael Minnick as co-CEOs
of the Company, effective immediately.
Additionally, in connection with this appointment, each of Mr. Cuneo and Mr. Minnick entered into an Indemnity Agreement and a Letter Agreement with the Company on the same terms as the Indemnity Agreements and Letter Agreements entered into by the directors and officers of the Company at the time of the Company’s IPO. In addition, CIIG (as defined below), entered into the Letter Agreement. CIIG also entered into that certain joinder agreement to the Registration Rights Agreement as described in further detail below.

On January 17, 2023, CIIG Management III LLC (“CIIG”) entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Crown PropTech Sponsor, CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with the Company’s IPO. As a result of the above transaction CIIG became a co-sponsor
to Crown.
In connection with the above transaction, Crown PropTech Sponsor entered into a letter agreement dated as of January 17, 2023, whereby Crown PropTech Sponsor is no longer entitled to receive any payments under the administrative services agreement and the Company is no longer required to pay any such payments. As of the date of this Annual Report, the Company has not made any payments pursuant to the administrative agreement and does not expect to incur any related expenses in the near future.
Beginning on January 31, 2023, and continuing until the Company’s February 9, 2023 extraordinary general meeting of shareholders (“Extraordinary General Meeting”), the Company and CIIG entered into certain non-redemption
agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 1,500,000 Class B ordinary shares held by CIIG to the
Non-Redeeming
Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 4,000,000 Public Shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 1,500,000 ordinary shares in connection with the consummation of an initial business combination.
Extraordinary General Meeting
On February 9, 2023, the Company’s shareholders approved an amendment to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to February 11, 2024 (the “Extension Proposal”).
In connection with the vote to approve the Extension Proposal, shareholders holding an aggregate of 23,403,515
shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result
,

$
238,305,063.72
(approximately $10.18 per share) was deducted from the trust account to pay such holders. As of February 9, 2023, following the redemption of the Public Shares described above, approximately $42,730,488.52 remained in the trust account. Following the redemptions, there were 4,196,485 Class A Ordinary Shares issued and outstanding and the 6,900,000 Founder Shares that remained outstanding represented 62.2% of the Company’s issued and outstanding ordinary shares.

(b) Exhibits.

Exhibit Number	Description of Document

2.1	Business Combination Agreement, dated as of November 10, 2021, by and among CPTK, Merger Sub I, Merger Sub II and Brivo (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857)).

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023, (file no. 001-40017)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.4	Warrant Agreement, dated February 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed April 12, 2022, (file no. 001-10017)).

10.1	Promissory Note, dated as of October 13, 2020, between the registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.2	Securities Purchase Agreement between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.3	Private Placement Warrants Purchase Agreement, dated as February 8, 2021, between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.4	Investment Management Trust Agreement between CPTK and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.5	Registration Rights Agreement, dated February 8, 2021, among CPTK, CPTK’s sponsor and certain equity holders of CPTK (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.6	Letter Agreement, dated February 8, 2021, between CPTK and CPTK’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.7	Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).

10.8*	Letter Agreement, dated January 17, 2023, by and between Crown PropTech Acquisitions and Crown PropTech Sponsor.

10.9	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed December 22, 2021, (file no. 333-261857)).

10.10	Form of Amendment No. 1 to the Stockholder Support Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4/A filed February 11, 2022, (file no. 333-261857)).

Exhibit Number	Description of Document

10.11	Convertible Note, dated November 30, 2021, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2021 (file No. 001-40017)).

10.12	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (file no. 001-40017)).

10.13	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2023 (file no. 001-40017)).

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date:	May 2, 2023	By:	/s/ Gavin M. Cuneo
		Name:	Gavin M. Cuneo
		Title:	Co-Chief Executive Officer

		By:	/s/ Michael Minnick
		Name:	Michael Minnick
		Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Minnick Michael Minnick	Co- Chief Executive Officer (Principal Executive Officer)	May 2, 2023

/s/ Gavin Cuneo Gavin Cuneo	Co- Chief Executive Officer (Principal Financial and Accounting Officer)	May 2, 2023

/s/ Richard Chera Richard Chera	Director (Chairman)	May 2, 2023

/s/ Lisa Holladay Lisa Holladay	Director	May 2, 2023

/s/ Stephen Siegel Stephen Siegel	Director	May 2, 2023

/s/ Frits van Paasschen Frits van Paasschen	Director	May 2, 2023