Form 10-Q
period 2023-03-31
Crown PropTech Acquisitions
filed 2023-06-02
CIK 1827899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

CROWN PROPTECH ACQUISITIONS
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40017	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

40 West 57th Street, 29th Floor New York, NY		10019
(Address of principal executive offices)		(Zip Code)
+1 (212)
796-4796
(Registrant’s telephone number, including area code)
28 West 25th Street, 6th Floor
New York, NY 10010
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CPTK	New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CPTK.U	New York Stock Exchange
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
of the Exchange Act).    Yes
☒
    No  ☐
As o
f June 2, 2023
, 4,196,485 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,
	2023	December 31,
	(Unaudited)	2022
Assets
Current assets:
Cash	$1,373	$80,212
Prepaid expenses	—	39,616

Total current assets	1,373	119,828
Investments held in Trust account	43,394,805	279,998,549

Total assets	$43,396,178	$280,118,377

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,240,886	$627,376
Due to related party	—	339,107
Promissory note	801,000	666,000

Total current liabilities	2,041,886	1,632,483
Warrant liabilities	1,421,333	—

Total liabilities	3,463,219	1,632,483

Commitments
Class A ordinary shares subject to possible redemption, 4,196,485 and 27,600,000 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively	43,394,805	279,998,549

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 4,196,485 and 27,600,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	9,535,941	9,527,941
Accumulated deficit	(12,998,477)	(11,041,286)

Total shareholders’ deficit	(3,461,846)	(1,512,655)

Total liabilities, redeemable shares and shareholders’ deficit	$43,396,178	$280,118,377

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs	$913,729	$1,214,304

Loss from operations	(913,729)	(1,214,304)
Other income (expense):
Trust dividend income	1,701,319	22,526
Change in fair value of warrant liabilities	(1,421,333)	4,548,267
Settlement of payables	377,871	—

Total other income, net	657,857	4,570,793

Net (loss) income	$(255,872)	$3,356,489

Weighted average Class A ordinary shares outstanding	14,338,008	27,600,000

Basic and diluted net (loss) income per Class A ordinary share	$(0.01)	$0.10

Weighted average Class B ordinary shares outstanding	6,900,000	6,900,000

Basic and diluted net (loss) income per Class B ordinary share	$(0.01)	$0.10

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Initial Sponsor	—	—	8,000	—	8,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,701,319)	(1,701,319)
Non-redemption agreements (see Note 2)	—	—	(1,156,500)	—	(1,156,500)
Capital contribution from non- redemption agreements	—	—	1,156,500	—	1,156,500
CIIG Securities Assignment Agreement (see Note 2)	—	—	—	(2,837,593)	(2,837,593)
Excess value of CIIG Securities Assignment Agreement	—	—	—	2,837,593	2,837,593
Net loss	—	—	—	(255,872)	(255,872)

Balance as of March 31, 2023	6,900,000	$690	$9,538,941	$(12,998,477)	$(3,461,846)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489

Balance as of March 31, 2022	6,900,000	$690	$—	$(18,519,573)	$(18,518,883)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(255,872)	$3,356,489
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,421,333	(4,548,267)
Trust dividend income	(1,701,319)	(22,526)
Settlement of payables and due to related party	(377,871)	—
Changes in current assets and current liabilities:
Prepaid expenses	39,616	(229,641)
Due to related party	—	45,000
Accounts payable and accrued expenses	652,274	1,422,641

Net cash (used in) provided by operating activities	(221,839)	23,696

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	238,305,063	—

Net cash provided by investing activities	238,305,063	—

Cash Flows from Financing Activities:
Capital contribution from Initial Sponsor	8,000	—
Borrowings under the promissory note	135,000	—
Redemption of Class A common stock subject to possible redemption	(238,305,063)	—

Net cash used in financing activities	(238,162,063)	—

Net Change in Cash	(78,839)	23,696
Cash - Beginning of period	80,212	14,807

Cash - Ending of period	$1,373	$38,503

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,701,319	$22,526

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Change in Management and Sponsor
On January 17, 2023, Richard Chera informed the Company of his decision to resign as Chief Executive Officer (“CEO”) and principal financial and accounting officer of the Company, effective immediately. Mr. Chera’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company. Mr. Chera shall continue to serve as a director of the Company.
On January 17, 2023,
the Board of Directors of the Company (the “Board”) appointed
Mr. Gavin Cuneo and Mr. Michael Minnick as
co-CEOs
of the Company, effective immediately.
Additionally, in connection with this appointment, each of Mr. Cuneo and Mr. Minnick entered into an Indemnity Agreement and a Letter Agreement with the Company on the same terms as the Indemnity Agreements and Letter Agreements entered into by the directors and officers of the Company at the time of the Company’s IPO. In addition, CIIG Management III LLC (“CIIG”) entered into the Letter Agreement. CIIG also entered into that certain joinder agreement to the Registration Rights Agreement as described in further detail below.
On January 17, 2023, CIIG entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with the Company’s IPO. As a result of the above transaction CIIG became a co-sponsor
to Crown.
In connection with the above transaction, Crown PropTech Sponsor entered into a letter agreement dated as of January 17, 2023, whereby Crown PropTech Sponsor is no longer entitled to receive any payments under the administrative services agreement and the Company is no longer required to pay any such payments. As of the date of this Quarterly Report, the Company has not made any payments pursuant to the administrative agreement and does not expect to incur any related expenses in the near future.
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
Investors”). The
Non-Redemption
Agreements provide for the assignment of economic interest of an aggregate of 1,500,000 Class B ordinary shares held by CIIG to the
Non-Redeeming
Investors in exchange for such
Non-Redeeming
Investors agreeing to hold and not redeem an aggregate of 4,000,000 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the
Non-Redemption
Agreements, CIIG has agreed to transfer to such
Non-Redeeming
Investors an aggregate of 1,500,000 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination.
Extraordinary General Meeting
On February 9, 2023, the Company’s shareholders approved an amendment to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to February 11, 2024 (the “Extension Proposal”).
In connection with the vote to approve the Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $238,305,063 (approximately $10.18 per share) was deducted from the Trust Account (described below) to pay such holders. As of February 9, 2023, following the redemption of the class A ordinary shares described above, approximately $42,730,489 remained in the Trust Account. Following the redemptions, there were 4,196,485 Class A ordinary shares issued and outstanding and the 6,900,000 Founder Shares (as defined below) that remained outstanding represented 62.2% of the Company’s issued and outstanding ordinary shares.
Sponsors
The Company’s initial sponsor was Crown PropTech Sponsor, LLC (“Initial Sponsor”), a Delaware limited liability company. On January 17, 2023, CIIG Management III LLC (“CIIG”) (together with the Initial Sponsor are the

“Co-Sponsors”)

entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Initial Sponsor, CIIG and Richard Chera, whereby the Initial Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants (described in Note 4) to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by the Initial Sponsor in connection with the Company’s IPO.

Financing
The registration statement for the Company’s IPO was declared effective on February 9, 2021. On February 11, 2021, the Company consummated the IPO of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.
Trust Account
Following the closing of the IPO on February 11, 2021, an amount of $276,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 36 months from the closing of the IPO (or until February 11, 2024), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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
Following a confidential settlement arrangement, the Company is no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
As of March 31, 2023, the Company has until February 11, 2024 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
The Company’s
Co-Sponsors,
officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.
In the event of a liquidation of the Trust Account upon the failure of the Company to consummate its initial Business Combination by February 11, 2024, Crown PropTech Sponsor (but not CIIG) has agreed that it will indemnify
the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Crown PropTech Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that Crown PropTech Sponsor would be able to satisfy those obligations.
Withdrawal of Registration Statement
On January 13, 2023, the Company formally withdrew its Form
S-4
Registration Statement from the SEC associated with the BCA.
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $1,373 available for working capital needs and working capital deficit of $2,040,513. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.
Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Initial Sponsor of $
355,721.
The Company has incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the
Co-Sponsors
are committed to extend loans as needed (see Note 5).

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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 11, 2024 to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 11, 2024.
Risks and Uncertainties
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. As of the date of these financial statements, the impact of this action and the related sanctions on the world economy and the effect on these unaudited financial statements are currently not determinable.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 is not necessarily indicative of the results that may be expected through December 31, 2023.
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
filed by the Company with the SEC on May 2, 2023.
Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
At March 31, 2023 and December 31, 2022, the Trust Account had $43,394,805 and $279,998,549 held in marketable securities, respectively. Such securities are presented on the consolidated condensed balance sheets at fair value at the end of the reporting period. Dividends resulting from the change in fair value of these securities are included in trust dividend income in the accompanying consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2023 and 2022, the Company withdrew $238,305,063 and $0, respectively, of principal and interest income from the Trust Account in connection with redemption.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,196,485 and 27,600,000, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated condensed balance sheets, respectively.
As of December 31, 2022 and March 31, 2023, the ordinary shares subject to possible redemption reflected on the consolidated condensed balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$279,998,549
Less:
Redemption	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value	1,701,319

Ordinary shares subject to possible redemption, March 31, 2023	$43,394,805

Net (Loss) Income per Ordinary Shares
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three months ended March 31, 2023 and 2022.
The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods.

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income including remeasurement of temporary equity	$(172,742)	$(83,130)	$2,685,191	$671,298
Denominator
Weighted-average shares outstanding	14,338,008	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.10	$0.10
Share Based Compensation
The Company complies with ASC 718 Compensation—Stock Compensation regarding Founder Shares acquired by directors and independent advisors of the Company at prices below fair value. The acquired shares vested upon granting of the shares. The Founder Shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) are not entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. If the Company does not consummate a Business Combination during the Combination Period, the Company will liquidate and the shares will become worthless.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.
Working Capital Loans Option
On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principle of $666,000 may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value.
On May 31, 2023, and effective as of January 17, 2023, Richar
d
Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2023, the Working Capital Loan Option no longer existed and at December 31, 2022 the value of the Working Capital Loan Option was $0.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited consolidated condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differ
ences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. The Company adopted ASU
2020-06
on January 1, 2022, and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.
Securities Assignment Agreement
On January 17, 2023, pursuant to the Assignment Agreement, CIIG, acquired an aggregate of 5,662,000 Class B ordinary shares and 250,667
Private Placement Warrants of the Company from the Initial Sponsor in a private transaction.
Management of the Company determined the fair value of the Class B ordinary shares and Private Placement Warrants acquired to be $2,859,310. The excess value of the Class B ordinary shares and Private Placement Warrants acquired of $2,837,593 is reported as a component of shareholders’ deficit.
Non-Redemption
Agreements
Beginning on January 31, 2023, and continuing until the Extraordinary General Meeting, the Company and CIIG entered into the
Non-Redemption
Agreements with the
Non-Redeeming
Investors. The
Non-Redemption
Agreements provide for the assignment of economic interest of an aggregate of 1,500,000 Class B ordinary shares held by CIIG to the
Non-Redeeming
Investors in exchange for such
Non-Redeeming
Investors agreeing to hold and not redeem an aggregate of 4,000,000 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the
Non-Redemption
Agreements, CIIG has agreed to transfer to such
Non-Redeeming
Investors an aggregate of 1,500,000 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the 1,500,000 Class B ordinary shares attributable to the Non-Redeeming Investors to be $1,156,500 or $0.77 per share. Each Non-Redeeming Investor acquired from the Co-Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit.
Note 3—Initial Public Offering
Pursuant to the IPO, the Company sold 27,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
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
On January 17, 2023, CIIG entered into the Assignment Agreement, by and among Crown PropTech Sponsor, CIIG and Richard Chera, whereby the Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. Total consideration paid for the class B ordinary shares and private placement warrants was $21,717.

Crown PropTech Sponsor, CIIG and the Anchor Investor have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of a Business Combination or (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup.
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
Administrative Support Agreement
Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At
March 31, 2023 and

December 31, 2022,
$0 and

$339,107,

respectively,
was reported on the consolidated condensed balance sheet
s
as due to related party.
At March 31, 2023, $339,107

is included in the consolidated condensed statement
s
of operations as settlement of payables.
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
On November 30, 2021, the Company entered into a convertible note with Richard Chera, its former Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera (the “Conversion Right”). The warrants would be identical to the Private Placement Warrants.
On May 31, 2023, and effective as of January 17, 2023, the Convertible
Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.

At March 31, 2023 and December 31, 2022, $801,000 and $666,000 was outstanding on the A&R Note, respectively.
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
Settlement of Payables
In January 2023 and December 2022, the Company settled $377,871 and $6,472,941, respectively, for an aggregate
$6,850,812 due to vendors and related parties. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination.
Note 7 — Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding (excluding 4,196,485 and 27,600,000 shares subject to possible redemption, respectively).
Class
 B Ordinary Shares —
The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued or outstanding.
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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and
, in the case of any such issuance to the sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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
At December 31, 2022, the Company’s Working Capital Loan option was based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy.
On May 31, 2023, and effective as
of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2023, the Working Capital Loan Option no longer existed.
The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$43,394,805	$—	$—

Liabilities:
Public Warrants	$920,000	$—	$—
Private Warrants	—	501,333	—

Fair Value of warrants	$920,000	$501,333	$—

December 31, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$279,998,549	$—	$—

Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	—	—	—
Private Warrants	—	—	—

Fair Value of warrants and Working Capital Loan Option	$—	$—	$—

The Company utilized an internal model to value the Working Capital Loan option at December 31, 2022.
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
On May 5, 2023, Frits van Paasschen, a member of the Board and chair of the Audit
Committee, chair of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee, notified the Board of his resignation from the Board, effective upon the acceptance by the Board, which the Board accepted on May 8, 2023. Mr. van Paasschen’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.
On May 8, 2023, the Board elected Chris Rogers as a member of the Board, chair of the Audit Committee, a member of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee, effective immediately.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our sponsors are Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), a Delaware limited liability company and CIIG Management III LLC (“CIIG”), a Delaware limited liability company, (each, a “sponsor” and together, the “sponsors”).

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

If we have not completed a business combination by February 11, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period, including any extension thereto that may be approved by our shareholders.

On August 12, 2022, Dr. Pius Sprenger informed the Board of his decision to resign as Chief Financial Officer and member of the board of directors of the Company (the “Board”), effective immediately. Richard Chera, the Company’s then Chief Executive Officer assumed the duties as the principal financial officer.

In addition, on August 12, 2022, Dr. Martin Enderle informed the Board of his decision to resign as a member of the Board and chair of the Audit Committee, effective immediately. Concurrently with Dr. Enderle’s resignation, Frits van Paasschen, a member of the Board and of the Audit Committee, assumed the role of chair of the Audit Committee.

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

On January 17, 2023, the Board appointed Mr. Gavin Cuneo and Mr. Michael Minnick as co-CEOs of the Company, effective immediately.

Additionally, in connection with this appointment, each of Mr. Cuneo and Mr. Minnick entered into an Indemnity Agreement and a Letter Agreement with the Company on the same terms as the Indemnity Agreements and Letter Agreements entered into by the directors and officers of the Company at the time of the Company’s IPO. In addition, CIIG entered into the Letter Agreement. CIIG also entered into that certain joinder agreement to the Registration Rights Agreement as described in further detail below.

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

Beginning on January 31, 2023, and continuing until the Company’s February 9, 2023 extraordinary general meeting of shareholders “Extraordinary General Meeting”), the Company and CIIG entered into certain non-redemption agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 1,500,000 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 4,000,000 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 1,500,000 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination.

On May 5, 2023, Frits van Paasschen, a member of the Board and chair of the Audit Committee, chair of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee, notified the Board of his resignation from the Board, effective upon the acceptance by the Board, which the Board accepted on May 8, 2023. Mr. van Paasschen’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.

On May 8, 2023, the Board elected Chris Rogers as a member of the Board, chair of the Audit Committee, a member of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee, effective immediately.

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

On January 13, 2023, the Company formally withdrew its Form S-4 Registration Statement from the SEC associated with the BCA.

Settlement of Payables

In January 2023 and December 2022, the Company settled $377,871 and $6,472,941, respectively, for an aggregate $6,850,812 due to vendors and related parties. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination.

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

For the three months ended March 31, 2023, we had a net loss of $255,872. We incurred $913,729 of operating costs consisting mostly of legal fees and had a change in fair value of warrant liability of $1,421,333, partially offset by income on our trust account for $1,701,319 and settled payables and amounts due to related parties of $377,871.

For the three months ended March 31, 2022, we had a net income of $3,356,489. We incurred $1,214,304 of operating costs consisting mostly of legal fees, generated income on our trust account for $22,526, and had a change in fair value of warrant liability of $4,548,267.

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

For the three months ended March 31, 2023, cash used in operating activities was $221,839, resulting primarily from the net loss of $255,872 which was impacted by unrealized loss on change in fair value of warrant liabilities of $1,421,333, settlement of payables and amount due to related parties of $377,871, trust dividend income of $1,701,319 and changes in operating assets and liabilities used $691,890 of cash from operating activities.

For the three months ended March 31, 2022, cash provided by operating activities was $23,696, resulting primarily from the net income of $3,356,489 which was impacted by unrealized gain on change in fair value of warrant liabilities of $4,548,267 and trust dividend income of $22,526 and offset by changes in operating assets and liabilities used $1,238,000 of cash from operating activities.

As of March 31, 2023 and December 31, 2022, we had cash outside the trust account of $1,373 and $80,212 available for working capital needs and working capital deficits of $2,040,513 and $1,512,654, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2023 and December 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from Crown PropTech Sponsor of $355,721.

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, and effective as of January 17, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.

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

During the fourth quarter of 2022, these contracts with the advisors have been terminated and no amounts were paid or due under the contracts.

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of March 31, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of March 31, 2023, we fully paid a settled amount in legal fees associated with the Brivo Business Combination.

A&R Note

On November 30, 2021, we entered into a convertible promissory note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. On May 31, 2023, and effective as of January 17, 2023, the promissory note was amended and restated in the aggregate principal amount of up to $1,000,000. See “Liquidity and Capital Resources.”

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,196,485 and 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

Net (Loss) Income per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K filed with the SEC on May 2, 2023. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, there have been no material changes to the risks disclosed in our Annual Report on Form 10-K filed with the SEC on May 2, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or future results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, on November 30, 2021, the Company entered into a convertible note with Richard Chera, its former Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a Business Combination. The Convertible Note provided Mr. Chera with the option to convert up to $1,500,000 into warrants at a price of $1.50 per warrant (the “Conversion Right”).

On May 31, 2023, and effective as of January 17, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right. All other terms under the A&R Note remain the same as in the Convertible Note. The proceeds of the A&R Note, which may be drawn down from time to time until the Company consummates a Business Combination, will be used for general working capital purposes. The issuance of the A&R Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. At March 31, 2023 and December 31, 2022, $801,000 and $666,000 was outstanding on the A&R Note, respectively.

The foregoing description of the A&R Note does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the A&R Note, which the Company has filed as an exhibit to this Quarterly Report.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023, (SEC file no. 001-40017)).

10.1	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Acquisitions, Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (SEC file no. 001-40017)).

10.2	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2023 (SEC file no. 001-40017)).

10.3*	Amended and Restated Promissory Note, dated May 31, 2023, issued by Crown PropTech Acquisitions to Richard Chera.

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: June 2, 2023	By:	/s/ Gavin M. Cuneo
	Name:	Gavin M. Cuneo
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Co-Chief Executive Officer