Form 10-Q
period 2023-06-30
Crown PropTech Acquisitions
filed 2023-08-14
CIK 1827899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, 4,196,485 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$31,048	$80,212
Prepaid expenses	36,626	39,616

Total current assets	67,674	119,828
Investments held in Trust account	43,906,522	279,998,549

Total assets	$43,974,196	$280,118,377

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$925,264	$627,376
Due to related party	—	339,107
Promissory note	801,000	666,000

Total current liabilities	1,726,264	1,632,483
Warrant liabilities	1,137,067	—

Total liabilities	2,863,331	1,632,483

Commitments
Class A ordinary shares subject to possible redemption, 4,196,485 and 27,600,000 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively	43,906,522	279,998,549
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 4,196,485 and 27,600,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	9,853,638	9,527,941
Accumulated deficit	(12,649,985)	(11,041,286)

Total shareholders’ deficit	(2,795,657)	(1,512,655)

Total liabilities, redeemable shares and shareholders’ deficit	$43,974,196	$280,118,377

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$335,774	$2,311,262	$1,249,503	$3,525,566

Income (loss) from operations	(335,774)	(2,311,262)	(1,249,503)	(3,525,566)
Other income:
Trust dividend income	511,717	392,015	2,213,036	414,541
Change in fair value of warrant liabilities	284,266	2,132,000	(1,137,067)	6,680,267
Settlement of payables	400,000	—	777,871	—

Total other income, net	1,195,983	2,524,015	1,853,840	7,094,808

Net income	$860,209	$212,753	$604,337	$3,569,242

Weighted average redeemable shares outstanding	4,196,485	27,600,000	9,239,231	27,600,000

Basic and diluted net income per redeemable share	$0.08	$0.01	$0.04	$0.10

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per ordinary share	$0.08	$0.01	$0.04	$0.10

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	8,000	—	8,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,701,319)	(1,701,319)
Non-redemption agreements (see Note 2)	—	—	(1,156,500)	—	(1,156,500)
Capital contribution from non-redemption agreements	—	—	1,156,500	—	1,156,500
CIIG Securities Assignment Agreement (see Note 2)	—	—	—	(2,837,593)	(2,837,593)
Excess value of CIIG Securities Assignment Agreement	—	—	—	2,837,593	2,837,593
Net loss	—	—	—	(255,872)	(255,872)

Balance as of March 31, 2023	6,900,000	690	$9,535,941	(12,998,477)	(3,461,846)

Capital contribution from Sponsor			317,697		317,697
Remeasurement of ordinary shares subject to redemption value	—	—	—	(511,717)	(511,717)
Net income	—	—	—	860,209	860,209

Balance as of June 30, 2023	6,900,000	$690	$9,853,638	$(12,649,985)	$(2,795,657)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shar e s subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489

Balance as of March 31, 2022	6,900,000	690	—	(18,519,573)	(18,518,883)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(392,015)	(392,015)
Net income	—	—	—	212,753	212,753

Balance as of June 30, 2022	6,900,000	$690	$—	$(18,698,835)	$(18,698,145)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$604,337	$3,569,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	1,137,067	(6,680,267)
Trust dividend income	(2,213,036)	(414,541)
Settlement of payables and due to related party	(777,871)	—
Changes in current assets and current liabilities:
Prepaid expenses	2,990	(147,760)
Due to related party	—	90,000
Accounts payable and accrued expenses	736,652	3,573,097

Net cash (used in) provided by operating activities	(509,861)	(10,229)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	238,305,063	—

Net cash provided by investing activities	238,305,063	—

Cash Flows from Financing Activities:
Capital contribution from Sponsors	325,697	—
Borrowings under the promissory note	135,000	—
Redemption of Class A ordinary share subject to possible redemption	(238,305,063)	—

Net cash used in financing activities	(237,844,366)	—

Net Change in Cash	(49,164)	(10,229)
Cash—Beginning of period	80,212	14,807

Cash—Ending of period	$31,048	$4,578

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,213,036	$414,541

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
On January 17, 2023, CIIG entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with the Company’s IPO. As a result of the above transaction CIIG became a co-sponsor
to Crown (and together with Crown PropTech Sponsor, the “Sponsors”).
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
Extraordinary General Meeting
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
In connection with the vote to approve the Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $238,305,063 (approximately $10.18 per share) was withdrawn
from the Trust Account (described below) to
redeem such shares. Following the redemptions, there
were 4,196,485 Class A ordinary shares issued and outstanding and the 6,900,000 Founder Shares (as defined below) that remained outstanding represented 62.2% of the Company’s issued and outstanding ordinary shares.

Change in Board of Directors
On May 5, 2023, Frits van Paasschen, a member of the Board, chair of the Audit Committee of the Board, chair of the Nominating and Corporate Governance Committee of the Board, and a member of the Compensation Committee of the Board, notified the Board of his resignation from the Board, effective upon the acceptance by the Board, which the Board accepted on May 8, 2023. Mr. van Paasschen’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.
On May 8, 2023, the Board elected Chris Rogers as a member of the Board, chair of the Audit Committee of the Board, a member of the Nominating and Corporate Governance Committee of the Board, and a member of the Compensation Committee of the Board, effective immediately.
Financing
The
registration
 statement for the Company’s IPO was declared effective on February 9, 2021. On February 11, 2021, the Company consummated the IPO by issuing
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
Golub
Capital LLC and its affiliates (together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, the Company received a notice of election from Golub, notifying the Company that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination had not been consummated by July 9,
2022.

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
The
Company’s
 Business Combination must be with one or more target businesses that together have a fair market value equal to at least
80
% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
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
As
of June

30, 2023, the Company has until February 11, 2024 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
The
Company’s Sponsors, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.
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

Liquidity, Capital Resources and Going Concern
As
of June 30, 2023, the Company had cash outside the Trust Account of $31,048 available for working capital needs and working capital deficit of $1,658,590. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.
The Company has incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements are issued. Although no formal agreement exists, the Sponsors are committed to extend loans as needed (see Note 5).
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 11, 2024, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 11, 2024.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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
filed by the Company with the S
E
C on May 2, 2023.
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
Cash and Cash Equivalents
The
Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in Trust Account
At June 30, 2023 and December 31, 2022, the Trust Account had $43,906,522 and $279,998,549 held in marketable securities, respectively. Such securities are presented on the consolidated condensed balance sheets at fair value at the end of the reporting period. Dividends resulting from the change in fair value of these securities are included in trust dividend income in the accompanying consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three and six months ended June 30, 2023, the Company withdrew $0 and $238,305,063, respectively, of principal and interest income from the Trust Account in connection with redemptions. During the three and six months ended June 30, 2022, no amounts were withdrawn from the Trust Account in connection with redemptions.
Concentration of Credit Risk
Financial
instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
Th
e
Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,196,485
and
27,600,000, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated condensed balance sheets.

As of December 31, 2022 and June 30, 2023, the ordinary shares subject to possible redemption reflected on the consolidated condensed balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$279,998,549
Less:
Redemption	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value	2,213,036

Ordinary shares subject to possible redemption, June 30, 2023	$43,906,522

Net Income per Ordinary Shares
The
Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three and six months ended June 30, 2023 and 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$326,879	$533,330	$170,202	$42,551	$345,965	$258,372	$2,855,394	$713,848
Denominator
Weighted-average shares outstanding	4,196,485	6,900,000	27,600,000	6,900,000	9,239,231	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.08	$0.08	$0.01	$0.01	$0.04	$0.04	$0.10	$0.10
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and working capital loan options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

The
Company accounts for its 14,213,333 ordinary share warrants issued in connection with its IPO (9,200,000) and Private Placement (5,013,333) as derivative warrant liabilities in accordance with
ASC815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.
Working Capital Loans Option
On
November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principle of $666,000 may be converted into that number of warrants equal to the outstanding principle of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, and effective as of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At June 30, 2023, the Working Capital Loan Option no longer existed and at December 31, 2022 the value of the Working Capital Loan Option was $0.
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
ASC
Topic
740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Securities Assignment Agreement
On January
 17, 2023, pursuant to the Assignment Agreement, CIIG, acquired an aggregate of 5,662,000 Class B ordinary shares and 250,667 Private Placement Warrants of the Company from Crown PropTech Sponsor in a private transaction.
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
Non-Redeeming
Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the
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
Promissory Note—Related Party
On
October
 13, 2020, the Company issued a promissory note (the “Promissory Note”) to Crown PropTech Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. On February 11, 2021, the Company repaid the Promissory Note in full. No future borrowings are permitted under this Promissory Note.
Administrative Support Agreement
Commencing
on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At June 30, 2023 and December 31, 2022, $0 and $339,107, respectively, was reported on the consolidated condensed balance sheets as due to related party. At June 30, 2023, $339,107 is included in the consolidated condensed statements of operations as settlement of payables.

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
On Novembe
r 30, 2021, the Company entered into a convertible note with Richard Chera, its former Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $1,500,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of Mr. Chera (the “Conversion Right”). The warrants would be identical to the Private Placement Warrants.
On
 May 31, 2023, and effective as of January 17, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right. At June 30, 2023 and December 31, 2022, $801,000 and $666,000 was outstanding on the A&R Note, respectively.
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
 underwriting discount of $
0.35
per Unit, or $
9,660,000
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
Settlement of Payables
In
 April and January 2023 and December 2022, the Company settled $400,000, $377,871 and $6,472,941, respectively, for an aggregate $7,250,812 due to vendors and related parties. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination.

Note 7—Shareholders’ Deficit
Preference
Shares —
The Company is authorized to issue a total of
1,000,000
preference shares at par value of $
0.0001
each. At June 30, 2023 and December 31, 2022, there were
no
preference shares issued or outstanding.
Class
 A Ordinary Shares
 —
The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares issued and outstanding (excluding 4,196,485 and 27,600,000 shares subject to possible redemption, respectively).
Class
B Ordinary Shares
 —
The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued or outstanding.
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
basis.
Note 8—Warrants
Public
 Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The
Company has agreed that as soon as practicable, but in no event later than 15 business
days, after the closing of the Company’s Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
In additio
n, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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
At December 31, 2022, the Company’s Working Capital Loan option was based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy. On May 31, 2023, and effective as of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At June 30, 2023, the Working Capital Loan Option no longer existed.
The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$43,906,522	$—	$—
Liabilities:
Public Warrants	$736,000	$—	$—
Private Warrants	—	401,067	—

Fair Value of warrants	$736,000	$401,067	$—

December 31, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$279,998,549	$—	$—
Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	—	—	—
Private Warrants	—	—	—

Fair Value of warrants and Working Capital Loan Option	$—	$—	$—

The Company utilized an internal model to value the Working Capital Loan op tion
at December 31, 2022.
Note 10—Subsequent Events
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

1
6

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

Golub Capital LLC and its affiliates (together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, we received a notice of election from Golub, notifying us that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination had not been consummated by July 9, 2022.

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

On January 13, 2023, the Company formally withdrew its Form S-4 Registration Statement from the SEC associated with the BCA.

Settlement of Payables

In April and January 2023 and December 2022, the Company settled $400,000, $377,871 and $6,472,941, respectively, for an aggregate $7,250,812 due to vendors and related parties. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination.

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

For the three months ended June 30, 2023, we had a net income of $860,209. We had a settlement of payables of $400,000, a change in fair value of warrant liability of $284,266 and income on our trust account for $511,717, partially offset by $335,774 of operating costs.

For the six months ended June 30, 2023, we had a net income of $604,337. We incurred income on our trust account for $2,213,036 and settled payables $777,871, partially offset by $1,249,503 of operating costs consisting mostly of legal fees and had a change in fair value of warrant liability of $1,137,067.

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

For the six months ended June 30, 2023, cash used in operating activities was $509,861, resulting primarily from the net income of $604,337 which was impacted by unrealized loss on change in fair value of warrant liabilities of $1,137,067, settlement of payables $777,871, trust dividend income of $2,213,036 and changes in operating assets and liabilities of $739,642.

For the six months ended June 30, 2022, cash used in operating activities was $10,229, resulting primarily from the net income of $3,569,242 which was impacted by unrealized gain on change in fair value of warrant liabilities of $6,680,267 and trust dividend income of $414,541 and offset by changes in operating assets and liabilities used $3,515,337 of cash from operating activities.

As of June 30, 2023 and December 31, 2022, we had cash outside the trust account of $31,048 and $80,212 available for working capital needs and working capital deficits of $1,658,590 and $1,512,654, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2023 and December 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of June 30, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of June 30, 2023, we fully paid a settled amount in legal fees associated with the Brivo Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,196,485 and 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

Net Income per Ordinary Shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,213,333 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K filed with the SEC on May 2, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on June 2, 2023. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risks disclosed in our Annual Report on Form 10-K filed with the SEC on May 2, 2023 or Quarterly Report on Form 10-Q filed with the SEC on June 2, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023, (SEC file no. 001-40017)).

10.1	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Acquisitions, Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (SEC file no. 001-40017)).

10.2	Amended and Restated Promissory Note, dated May 31, 2023, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on June 2, 2023 (SEC file no. 001-40017)).

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

CROWN PROPTECH ACQUISITIONS

Date: August 14, 2023	By:	/s/ Gavin M. Cuneo
	Name:	Gavin M. Cuneo
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Co-Chief Executive Officer