Form 10-Q
period 2023-09-30
Crown PropTech Acquisitions
filed 2025-03-31
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

+1(212) 796-4796

(Registrant’s telephone number, including area code)

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Redeemable warrants	CPTKW	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☒
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 21, 2025, 513,613 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,115	$80,212
Prepaid expenses	26,139	39,616
Total current assets	27,254	119,828
Investments held in Trust account	44,475,564	279,998,549
Total assets	$44,502,818	$280,118,377
Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,170,535	$627,376
Due to related party	—	339,107
Working Capital Loans - related party	114,419	—
Promissory note	801,000	666,000
Total current liabilities	2,085,954	1,632,483
Warrant liabilities	355,333	—
Total liabilities	2,441,287	1,632,483
Commitments
Class A ordinary shares subject to possible redemption, 4,196,485 and 27,600,000 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	44,475,564	279,998,549
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 4,196,485 and 27,600,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	9,853,638	9,527,941
Accumulated deficit	(12,268,361)	(11,041,286)
Total shareholders’ deficit	(2,414,033)	(1,512,655)
Total liabilities, redeemable shares and shareholders’ deficit	$44,502,818	$280,118,377

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$400,110	$485,715	$1,649,613	$4,011,281
Loss from operations	(400,110)	(485,715)	(1,649,613)	(4,011,281)
Other income (expense):
Trust dividend income	569,042	1,248,046	2,782,078	1,662,587
Change in fair value of warrant liabilities	781,734	1,064,578	(355,333)	7,744,845
Settlement of payables	—	—	777,871	—
Total other income, net	1,350,776	2,312,624	3,204,616	9,407,432
Net income	$950,666	$1,826,909	$1,555,003	$5,396,151
Weighted average redeemable shares outstanding	4,196,485	27,600,000	7,539,844	27,600,000
Basic and diluted net income per redeemable share	$0.09	$0.05	$0.11	$0.16
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per non-redeemable ordinary share	$0.09	$0.05	$0.11	$0.16

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	8,000	—	8,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,701,319)	(1,701,319)
Non-redemption agreements (see Note 2)	—	—	(1,156,500)	—	(1,156,500)
Capital contribution from non-redemption agreements	—	—	1,156,500	—	1,156,500
CIIG Securities Assignment Agreement (see Note 2)	—	—	—	(2,837,593)	(2,837,593)
Excess value of CIIG Securities Assignment Agreement	—	—	—	2,837,593	2,837,593
Net loss	—	—	—	(255,872)	(255,872)
Balance as of March 31, 2023	6,900,000	690	9,535,941	(12,998,477)	(3,461,846)
Capital contribution from Sponsor	—	—	317,697	—	317,697
Remeasurement of ordinary shares subject to redemption value	—	—	—	(511,717)	(511,717)
Net income	—	—	—	860,209	860,209
Balance as of June 30, 2023	6,900,000	690	9,853,638	(12,649,985)	(2,795,657)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(569,042)	(569,042)
Net income	—	—	—	950,666	950,666
Balance as of September 30, 2023	6,900,000	$690	$9,853,638	$(12,268,361)	$(2,414,033)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(22,526)	(22,526)
Net income	—	—	—	3,356,489	3,356,489
Balance as of March 31, 2022	6,900,000	690	—	(18,519,573)	(18,518,883)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(392,015)	(392,015)
Net income	—	—	—	212,753	212,753
Balance as of June 30, 2022	6,900,000	690	—	(18,698,835)	(18,698,145)
Capital contribution from Sponsor	—	—	97,000	—	97,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,248,046)	(1,248,046)
Net income	—	—	—	1,826,909	1,826,909
Balance as of September 30, 2022	6,900,000	$690	$97,000	$(18,119,972)	$(18,022,282)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,555,003	$5,396,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	355,333	(7,744,845)
Trust dividend income	(2,782,078)	(1,662,587)
Settlement of payables and due to related party	(777,871)	—
Changes in current assets and current liabilities:
Prepaid expenses	13,477	(55,739)
Due to related party	—	135,000
Accounts payable and accrued expenses	981,923	3,779,829
Net cash used in by operating activities	(654,213)	(152,191)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	238,305,063	—
Net cash provided by investing activities	238,305,063	—
Cash Flows from Financing Activities:
Capital contribution from Sponsors	325,697	97,000
Proceeds from Working Capital Loans - related party	114,419	—
Proceeds from promissory note to related party	135,000	41,000
Redemption of Class A ordinary share subject to possible redemption	(238,305,063)	—
Net cash (used in) provided by financing activities	(237,729,947)	138,000
Net Change in Cash	(79,097)	(14,191)
Cash—Beginning of period	80,212	14,807
Cash—Ending of period	$1,115	$616
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,782,078	$1,662,587

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 1 — Organization and Business Operations

Organization and General

Crown PropTech Acquisitions (the “Company” or “Crown”) was incorporated in the Cayman Islands on September 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar Business Combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Change in Management, Sponsor and Board of Directors

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

On February 15, 2024, Gavin Cuneo notified the Company of his decision to resign as the co-chief executive officer of the Company, effective immediately. Mr. Cuneo also served as the Company’s principal financial and accounting officer and resigned from such positions as well. Mr. Cuneo’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Michael Minnick, the Company’s Chief Executive Officer, assumed the role of principal financial and accounting officer of the Company effective upon Mr. Cuneo’s resignation. Mr. Minnick has served as the Company’s Co-Chief Executive Officer since January 2023.

Extraordinary General Meetings

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

On February 9, 2023, the Company’s shareholders approved an amendment to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to February 11, 2024 (the “2023 Extension Proposal”).

In connection with the vote to approve the 2023 Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $238,305,063 (approximately $10.18 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 4,196,485 Class A ordinary shares issued and outstanding.

On February 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2024 to August 11, 2024 (the “February 2024 Extension Proposal”).

In connection with the vote to approve the February 2024 Extension Proposal, shareholders holding an aggregate of 2,195,847 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $23,724,846 (approximately $10.80 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 2,000,638 Class A ordinary shares issued and outstanding.

Associated with the February 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “February 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “February 2024 Non-Redeemed Shares”) in connection with the February 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such February 2024 Non-Redeemed Shares through the February 9, 2024 Extraordinary General Meeting.

The February 2024 Non-Redemption Agreements provide for the assignment of up to 464,414 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the February 9, 2024 Extraordinary General Meeting.

On August 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Third Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from August 11, 2024 to May 11, 2025 (the “August 2024 Extension Proposal”).

In connection with the vote to approve the August 2024 Extension Proposal, shareholders holding an aggregate of 1,487,025 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $16,484,256 (approximately $11.09 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 513,613 Class A ordinary shares issued and outstanding.

Associated with the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “August 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “August 2024 Non-Redeemed Shares”) in connection with the August 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such August 2024 Non-Redeemed Shares through the August 9, 2024 Extraordinary General Meeting.

The August 2024 Non-Redemption Agreements provide for the assignment of up to 115,287 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the August 9, 2024 Extraordinary General Meeting.

Notice of Delisting

On April 18, 2023, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from April 17, 2023 to file the Form 10-K with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-K.

On May 2, 2023, the Company filed its Form 10-K with the SEC and regained compliance with the NYSE.

On May 23, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from May 22, 2023 to file the Form 10-Q with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q.

On June 2, 2023, the Company filed its Form 10-Q for the quarter ended March 31, 2023 with the SEC and regained compliance with the NYSE.

On November 21, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from November 20, 2023 to file the Form 10-Q with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q. If the Company fails to file the Form 10-Q before the NYSE’s compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The notice from the NYSE also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On February 12, 2024, the New York Stock Exchange (the “NYSE”) determined that the Company was not in compliance with Section 802.01B and 102.06e of the NYSE Listed Company Manual (the “LCM”) because the Company failed to consummate a Business Combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years. As such, the NYSE had determined to commence proceedings to delist from the NYSE the Company’s Class A ordinary shares and Units.

Trading of the Company’s securities was suspended on February 12, 2024. The NYSE applied to the SEC to delist the Company’s securities upon completion of all applicable procedures. The Company did not appeal the staff’s determination and, accordingly, the Company’s securities were delisted from the NYSE.

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

As discussed above, the Company’s shareholder have agreed to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to May 11, 2025.

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

GolubCapital LLC and its affiliates (together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, the Company received a notice of election from Golub, notifying the Company that Golub has elected to terminate Golub’s Subscription Agreement because the Business Combination had not been consummated by July 9,2022.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any).

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

The Company has until May 11, 2025 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

In the event of a liquidation of the Trust Account upon the failure of the Company to consummate its initial Business Combination by May 11, 2025, Crown PropTech Sponsor (but not CIIG) has agreed that it will indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Crown PropTech Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that Crown PropTech Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had cash outside the Trust Account of $1,115 available for working capital needs and working capital deficit of $2,058,700. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 11, 2025, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 11, 2025.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2  —  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the Trust Account had $44,475,564 and $279,998,549 held in marketable securities, respectively. Such securities are presented on the consolidated condensed balance sheets at fair value at the end of the reporting period. Dividends resulting from the change in fair value of these securities are included in trust dividend income in the accompanying consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three and nine months ended September 30, 2023, the Company withdrew $0 and $238,305,063, respectively, of principal and interest income from the Trust Account in connection with redemptions. During the three and nine months ended September 30, 2022, no amounts were withdrawn from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,196,485 and 27,600,000, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated condensed balance sheets.

As of December 31, 2022 and September 30, 2023, the ordinary shares subject to possible redemption reflected on the consolidated condensed balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2022	27,600,000	$279,998,549
Less:
Redemption	(23,403,515)	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value		2,782,078

Ordinary shares subject to possible redemption, September 30, 2023	4,196,485	$44,475,564

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three and nine months ended September 30, 2023 and 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$359,524	$591,142	$1,461,527	$365,382	$811,953	$743,050	$4,316,921	$1,079,230
Denominator
Weighted-average shares outstanding	4,196,485	6,900,000	27,600,000	6,900,000	7,539,844	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.09	$0.09	$0.05	$0.05	$0.11	$0.11	$0.16	$0.16

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, and effective as of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At September 30, 2023, the Working Capital Loan Option no longer existed and at December 31, 2022 the value of the Working Capital Loan Option was $0.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Beginning on February 7, 2024, and continuing until the February 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into the Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 464,414 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 1,857,655 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 464,414 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit.

Beginning on August 8, 2024, and continuing until the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into the Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit.

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

Crown PropTech Sponsor, CIIG and the Anchor Investor have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of a Business Combination or (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup.

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

Administrative Support Agreement

Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At September 30, 2023 and December 31, 2022, $0 and $339,107, respectively, was reported on the consolidated condensed balance sheets as due to related party. At September 30, 2023, $339,107 is included in the consolidated condensed statements of operations as settlement of payables.

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

On July 20, 2023, CIIG advanced the Company $114,419 in to be used for working capital. No amount of these loans are convertible into warrants of the Company.

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

On May 31, 2023, and effective as of January 17, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right. At September 30, 2023 and December 31, 2022, $801,000 and $666,000 was outstanding on the A&R Note, respectively.

On March 28, 2025, and effective as of February 11, 2024, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no shares issued and outstanding (excluding 4,196,485 and 27,600,000 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets. At September 30, 2023, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was reclassified as Level 2.

At December 31, 2022, the Company’s Working Capital Loan option was based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy. On May 31, 2023, and effective as of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At September 30, 2023, the Working Capital Loan Option no longer existed.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$44,475,564	$—	$—

Liabilities:
Public Warrants	$—	$230,000	$—
Private Warrants	—	125,333	—
Fair Value of warrants	$—	$355,333	$—

December 31, 2022	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$279,998,549	$—	$—

Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	—	—	—
Private Warrants	—	—	—
Fair Value of warrants and Working Capital Loan Option	$—	$—	$—

The Company utilized an internal model to value the Working Capital Loan option at December 31, 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited consolidated condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed in the Notes and below, that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

Change in Management

On February 15, 2024, Gavin Cuneo notified the Company of his decision to resign as the co-chief executive officer of the Company, effective immediately. Mr. Cuneo also served as the Company’s principal financial and accounting officer and resigned from such positions as well. Mr. Cuneo’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Michael Minnick, the Company’s Chief Executive Officer, assumed the role of principal financial and accounting officer of the Company effective upon Mr. Cuneo’s resignation. Mr. Minnick has served as the Company’s Co-Chief Executive Officer since January 2023.

Listing Notices

On November 21, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from November 20, 2023 to file the Form 10-Q with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q. If the Company fails to file the Form 10-Q before the NYSE’s compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The notice from the NYSE also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On February 12, 2024, the NYSE determined that the Company was not in compliance with Section 802.01B and 102.06e of the NYSE Listed Company Manual (the “LCM”) because the Company failed to consummate a Business Combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years. As such, the NYSE had determined to commence proceedings to delist from the NYSE the Company’s Class A ordinary shares and Units.

Trading of the Company’s securities was suspended on February 12, 2024. The NYSE applied to the SEC to delist the Company’s securities upon completion of all applicable procedures. The Company did not appeal the staff’s determination and, accordingly, the Company’s securities were delisted from the NYSE.

Shareholder Meetings

On February 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2024 to August 11, 2024 (the “February 2024 Extension Proposal”).

In connection with the vote to approve the February 2024 Extension Proposal, shareholders holding an aggregate of 2,195,847 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $23,724,846 (approximately $10.80 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 2,000,638 Class A ordinary shares issued and outstanding.

Associated with the February 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into the February 2024 Non-Redemption Agreements with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “February 2024 Non-Redeemed Shares”) in connection with the February 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such February 2024 Non-Redeemed Shares through the February 9, 2024 Extraordinary General Meeting.

The February 2024 Non-Redemption Agreements provide for the assignment of up to 464,414 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the February 9, 2024 Extraordinary General Meeting.

On August 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Third Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from August 11, 2024 to May 11, 2025 (the “August 2024 Extension Proposal”).

The August 2024 Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the August 9, 2024 Extraordinary General Meeting.

In connection with the vote to approve the August 2024 Extension Proposal, shareholders holding an aggregate of 1,487,025 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $16,484,256 (approximately $11.09 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 513,613 Class A ordinary shares issued and outstanding.

Associated with the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “August 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “August 2024 Non-Redeemed Shares”) in connection with the August 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such August 2024 Non-Redeemed Shares through the August 9, 2024 Extraordinary General Meeting.

Revised A&R Note

On March 28, 2025, and effective as of February 11, 2024, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

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

Change in Management, Sponsor and Board of Directors

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

On February 15, 2024, Gavin Cuneo notified the Company of his decision to resign as the co-chief executive officer of the Company, effective immediately. Mr. Cuneo also served as the Company’s principal financial and accounting officer and resigned from such positions as well. Mr. Cuneo’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Michael Minnick, the Company’s Chief Executive Officer, assumed the role of principal financial and accounting officer of the Company effective upon Mr. Cuneo’s resignation. Mr. Minnick has served as the Company’s Co-Chief Executive Officer since January 2023.

Extraordinary General Meetings

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

On February 9, 2023, the Company’s shareholders approved an amendment to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2023 to February 11, 2024 (the “2023 Extension Proposal”).

In connection with the vote to approve the 2023 Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $238,305,063 (approximately $10.18 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 4,196,485 Class A ordinary shares issued and outstanding.

On February 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from February 11, 2024 to August 11, 2024 (the “February 2024 Extension Proposal”).

In connection with the vote to approve the February 2024 Extension Proposal, shareholders holding an aggregate of 2,195,847 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $23,724,846 (approximately $10.80 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 2,000,638 Class A ordinary shares issued and outstanding.

Associated with the February 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “February 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “February 2024 Non-Redeemed Shares”) in connection with the February 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such February 2024 Non-Redeemed Shares through the February 9, 2024 Extraordinary General Meeting.

The February 2024 Non-Redemption Agreements provide for the assignment of up to 464,414 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the February 9, 2024 Extraordinary General Meeting.

On August 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Third Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from August 11, 2024 to May 11, 2025 (the “August 2024 Extension Proposal”).

In connection with the vote to approve the August 2024 Extension Proposal, shareholders holding an aggregate of 1,487,025 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $16,484,256 (approximately $11.09 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 513,613 Class A ordinary shares issued and outstanding.

Associated with the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “August 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “August 2024 Non-Redeemed Shares”) in connection with the August 9, 2024 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such August 2024 Non-Redeemed Shares through the August 9, 2024 Extraordinary General Meeting.

The August 2024 Non-Redemption Agreements provide for the assignment of up to 115,287 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the August 9, 2024 Extraordinary General Meeting.

Notice of Delisting

On April 18, 2023, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from April 17, 2023 to file the Form 10-K with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-K.

On May 2, 2023, the Company filed its Form 10-K with the SEC and regained compliance with the NYSE.

On May 23, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from May 22, 2023 to file the Form 10-Q with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q.

On June 2, 2023, the Company filed its Form 10-Q for the quarter ended March 31, 2023 with the SEC and regained compliance with the NYSE.

On November 21, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company would have six months from November 20, 2023 to file the Form 10-Q with the SEC. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q. If the Company fails to file the Form 10-Q before the NYSE’s compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The notice from the NYSE also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On February 12, 2024, the NYSE determined that the Company was not in compliance with Section 802.01B and 102.06e of the NYSE Listed Company Manual (the “LCM”) because the Company failed to consummate a Business Combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years. As such, the NYSE had determined to commence proceedings to delist from the NYSE the Company’s Class A ordinary shares and Units.

Trading of the Company’s securities was suspended on February 12, 2024. The NYSE applied to the SEC to delist the Company’s securities upon completion of all applicable procedures. The Company did not appeal the staff’s determination and, accordingly, the Company’s securities were delisted from the NYSE.

If we have not completed a business combination by May 11, 2025 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period, including any extension thereto that may be approved by our shareholders.

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

Table of Contents

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

For the three months ended September 30, 2023, we had a net income of $950,666. We had a change in fair value of warrant liability of $781,734 and income on our trust account for $569,042, partially offset by $400,110 of operating costs.

For the three months ended September 30, 2022, we had a net income of $1,826,909. We incurred $485,715 of operating costs consisting mostly of legal fees, generated income on our trust account for $1,248,046 and had a change in fair value of warrant liability of $1,064,578.

For the nine months ended September 30, 2023, we had a net income of $1,555,003. We generated income in our trust account for $2,782,078 and settled payables $777,871, partially offset by $1,649,613 of operating costs consisting mostly of legal fees and had a change in fair value of warrant liability of $355,333.

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

For the nine months ended September 30, 2023, cash used in operating activities was $654,213, resulting primarily from the net income of $1,555,003 which was impacted by unrealized loss on change in fair value of warrant liabilities of $355,333, settlement of payables $777,871, trust dividend income of $2,782,078 and changes in operating assets and liabilities of $995,400.

For the nine months ended September 30, 2023, we withdrew $238,305,063 from the trust account generating $238,305,063 in cash provided by investing activities. We used $237,729,947 in cash for financing activities with $238,305,063 paid for the redemptions of common stock partially offset by $135,000 in borrowings under a promissory note and $114,419 in proceeds working capital loans - related party and capital contribution from Sponsors of $325,697.

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

As of September 30, 2023 and December 31, 2022, we had cash outside the trust account of $1,115 and $80,212 available for working capital needs and working capital deficits of $2,058,700 and $1,512,655, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2023 and December 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

On March 28, 2025, and effective as of February 11, 2024, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

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

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of September 30, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of September 30, 2023, we fully paid a settled amount in legal fees associated with the Brivo Business Combination.

A&R Note

On November 30, 2021, we entered into a convertible promissory note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. On May 31, 2023, and effective as of January 17, 2023, the promissory note was amended and restated in the aggregate principal amount of up to $1,000,000. On March 28, 2025, and effective as of February 11, 2024, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. See “Liquidity and Capital Resources.”

Contractual Obligation

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described above.

Critical Accounting Estimates

The preparation of these consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Fair Value of Working Capital Loan Option

At December 31, 2022, we utilized an internal model to determine the fair value of the Working Capital Loan Option using observable and unobservable assumptions about future values of the Company’s warrants. Significant variations in these assumptions could have a material impact to the consolidated condensed financial statements. On May 31, 2023, and effective as of January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At September 30, 2023, the Working Capital Loan Option no longer existed.

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s securities have been delisted from the New York Stock Exchange.

On February 12, 2024, the New York Stock Exchange (“NYSE”) issued a press release stating that it had determined that the Company was not in compliance with Section 802.01B and 102.06e of the NYSE Listed Company Manual (the “LCM”) because the Company failed to consummate a business combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years. As such, the NYSE had determined to commence proceedings to delist from the NYSE the Company’s Class A ordinary shares and units. Trading of the Company’s securities was suspended effective as of approximately 9:30 a.m. Eastern Time on February 12, 2024 and the NYSE filed a Form 25 on February 27, 2024.

We and the holders of our securities could be materially adversely impacted due to our securities being delisted from NYSE due to non-compliance with the above rules. In particular:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarters ended September 30, 2023 and March 31, 2024, June 30, 2024 and September 30, 2024 and its Annual Report on Form 10-K for the year ended December 31, 2023, the Company is not current in its SEC reporting obligations, which may result in any investment in our securities involving a greater degree of risk.

The Company filed a Notification of Late Filing on Form 12b-25 with the SEC on November 14, 2023 (the “Form 12b-25”) reporting that it required additional time to complete the Form 10-Q. Additionally, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC on April 3, 2024 reporting that it acquired additional time to complete the Form 10-K. Although the Company has dedicated significant resources to the completion of finalizing its consolidated financial statements and related disclosures for inclusion in the Form 10-Q and Form 10-K, the Company was unable to file the Form 10-Q prior to the extension periods provided by the respective Notifications of Late Filing. Additional time is needed by the Company to complete its review of the financial statements included in the Form 10-Q and Form 10-K in order to ensure a complete, accurate Form 10-Q and Form 10-K. The Company is working diligently to ensure accurate disclosures are made in the Form 10-Q and Form 10-K and is working to file both reports as promptly as practicable.

As a result of the Company not being current in its SEC reporting obligations, investors need to evaluate certain decisions with respect to our securities in light of a lack of current financial information. Accordingly, any investment in our securities could involve a greater degree of risk, and such lack of current public information may have an adverse impact on investor confidence.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete a business combination and instead liquidate the trust account. As a result, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our warrants would expire worthless.

Members of our management team and our board may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team and our board have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and our board may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities”. As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that the Company or any of its Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act the Company may face significant financial penalties, restriction on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these development, and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Anti-money laundering legislation, regulations and guidance and sanctions legislation may require us to adopt and maintain costly compliance procedures and may adversely impact us or our financial results.

In order to comply with legislation, regulations and guidance aimed at the prevention of money laundering, terrorist financing and proliferation financing, and sanctions legislation the Company may be required to adopt and maintain anti-money laundering procedures, and may require subscribers and their beneficial owners, controllers or authorized persons (where applicable) (“Related Persons”) to provide evidence to verify their identity. Where permitted, and subject to certain conditions, the Company may also rely on, or delegate to, a suitable person the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information).

The Company reserves the right to request such information as is necessary to verify the identity of a subscriber or their Related Persons. In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

The Company also reserves the right to refuse to make any redemption payment to a shareholder if directors or officers suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering, sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure compliance with any such laws or regulations in any applicable jurisdiction.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property.

We may be a passive foreign investment company, or “PFIC” or a controlled foreign corporation, or “CFC,” which could result in adverse United States federal income tax consequences to U.S. Holders.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status with respect to a U.S. Holder for our current and subsequent taxable years may depend on whether our business combination is completed during our current taxable year, and the timing and structure of the business combination, the details of which currently are unknown. Accordingly, there can be no assurances with respect to our status as a PFIC with respect to a U.S. Holder for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. In addition, if we are treated as a CFC for any taxable year, any U.S. Holder that owns 10% or more (by vote or value) of the equity of the Company for United States federal income tax purposes would be subject to the United States federal income tax rules regarding CFCs rather than the rules regarding PFICs, which also may subject such U.S. Holder to adverse United States federal income tax consequences and reporting requirements. Our CFC status with respect to a U.S. Holder for our current and subsequent taxable years may depend on whether our business combination is completed during our current taxable year, and the timing and the structure of the business combination, the details of which are currently unknown.

If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC and CFC rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 12, 2024, (SEC file no. 001-40017)).

3.2	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2024, (SEC file no. 001-40017)).

10.1	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the February 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2024 (SEC file no. 001-40017)).

10.2

Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the August 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2024 (SEC file no. 001-40017)).

10.3*	Amended and Restated Promissory Note, dated March 28, 2025, issued by Crown PropTech Acquisitions to Richard Chera.

31.1*

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: March 31, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)