Form 10-K
period 2023-12-31
Crown PropTech Acquisitions
filed 2025-09-12
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 001-40017

CROWN PROPTECH ACQUISITIONS

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40 West 57th Street, 29th Floor

New York, New York 10019

(Address of Principal Executive Offices, Zip Code)

(212) 796-4796

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2023, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $42,930,042 (based on the closing sales price of the ordinary shares of $10.23).

As of September 11, 2025, 491,806 shares of Class A ordinary shares, par value $0.0001 per share, and 6,900,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination, including the Business Combination Agreement (defined below);

●	our expectations around the performance of a prospective target business or businesses, such as Mkango;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the year ended December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of the initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s fifth amended and restated memorandum and articles of association, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by March 11, 2026 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our fifth amended and restated memorandum and articles of association), subject to applicable law. The Company obtained shareholders approval to extend the date by which we must consummate an initial business combination from May 11, 2025 to March 11, 2026, and funds were released from the trust account to redeem certain Public Shares in connection therewith. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

On December 14, 2022, RBC Capital Markets, LLC (“RBC”), representative of the underwriters to our Initial Public Offering, delivered a waiver letter to Crown waiving any entitlement to the payment of any deferred underwriting commissions (in an aggregate amount of $9,660,000) in connection with its role as underwriter in the Initial Public Offering (the “Underwriter Waiver”). Such deferred underwriting commissions were agreed between Crown and the underwriters in the underwriting agreement executed in connection with our Initial Public Offering and was to be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination. As a result of the Underwriter Waiver, the transaction fees that would have been payable by Crown at the completion of an initial business combination were reduced by approximately $9.66 million.

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

On February 9, 2023, the Company held its Extraordinary General Meeting to vote on the proposal to amend the Company’s first amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from February 11, 2023 (which is 24 months from the closing of the Initial Public Offering) to February 11, 2024 (the “2023 Extension Proposal”). At the Extraordinary General Meeting, our shareholders approved the Extension Proposal.

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

In connection with the vote to approve the August 2024 Extension Proposal, shareholders holding an aggregate of 1,487,025 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $16,484,256 (approximately $11.09 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 513,613 Class A ordinary shares issued and outstanding.

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

On May 9, 2025, the Company’s shareholders approved an amendment to amend and restate the Company’s Fourth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026 (the “May 2025 Extension Proposal”).

In connection with the vote to approve the May 2025 Extension Proposal, shareholders holding an aggregate of 21,807 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result approximately, $0.25 million (approximately $11.47 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 491,806 Class A ordinary shares issued and outstanding.

Associated with the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “May 2025 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “May 2025 Non-Redeemed Shares”) in connection with the May 9, 2025 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such May 2025 Non-Redeemed Shares through the May 9, 2025 Extraordinary General Meeting.

The May 2025 Non-Redemption Agreements provided for the assignment of up 115,287 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the May 9, 2025 Extraordinary General Meeting.

Business Combination Agreement

On July 2, 2025, Crown PropTech Acquisitions, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of Lancaster (as defined below) (“Merger Sub”), (iii) Lancaster Exploration Limited, a company organized under the laws of the British Virgin Islands (“Lancaster”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with Lancaster, MKA Poland and Mkango ServiceCo, the “Companies” and, each, a “Company”) entered into a business combination agreement (the “Business Combination Agreement”). Capitalized terms used herein but not defined shall have the meanings as set forth in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, Merger Sub will be merged with and into SPAC, with SPAC being the surviving entity of the Merger and becoming a wholly-owned subsidiary of PubCo. Concurrently therewith, PubCo will become a publicly traded company, expected to operate under the name “Mkango Rare Earths Limited,” and its ordinary shares are expected to trade on Nasdaq.

The proposed Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are expected to be consummated after the required approval by the shareholders of SPAC and the satisfaction of certain other conditions summarized below.

Business Combination Agreement

Share Split and Conversion of Securities

Pursuant to the terms of the Business Combination Agreement, in connection with and immediately prior to the effective time of the Merger, Lancaster will effect a share split under which each ordinary share of Lancaster (“Lancaster Share”) that is issued and outstanding will be split into a number of PubCo Ordinary Shares determined by multiplying such Lancaster Share by the Exchange Ratio.

Further, each outstanding ordinary share of SPAC will be canceled in exchange for the right to receive one PubCo Ordinary Share, and each outstanding SPAC warrant will become exercisable for one PubCo Ordinary Share on the same terms and conditions.

Registration Statement

As promptly as reasonably practicable after the date of the Business Combination Agreement, the parties will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form F-4 (the “Registration Statement”), which will include a prospectus with respect to PubCo’s securities to be issued in connection with the Business Combination Agreement and a proxy statement to be distributed to SPAC’s public shareholders in connection with SPAC’s solicitation of proxies for the vote by SPAC’s shareholders with respect to the proposed business combination and other matters to be described in the Registration Statement.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, in each case relating to, among other things, their ability to enter into the Business Combination Agreement and their outstanding capitalization. The representations and warranties will not survive the Closing, and the Business Combination Agreement does not provide for indemnification with respect to any of the representations and warranties of the parties thereto.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants requiring (i) the parties to conduct their respective businesses in the ordinary course through the Closing Date, (ii) the parties not to solicit, initiate, submit, facilitate, discuss or negotiate with third parties regarding alternative transactions and comply with certain related restrictions, (iii) the parties to prepare, and PubCo to file, the Registration Statement with the SEC and (iv) SPAC and the Companies using commercially reasonable efforts to execute financing agreements raising $25.75 million or more in aggregate gross proceeds prior to or at the Closing.

Governance

The Business Combination Agreement provides that, immediately following the Closing, the board of directors of PubCo (i) will consist of one (1) director designated in writing by SPAC, reasonably acceptable to Lancaster and qualifying as an independent director, and up to six (6) other directors designated in writing by Lancaster, after consultation with SPAC, and (ii) will be divided into three (3) classes of directors with staggered terms. The management team of PubCo immediately following the Closing will consist solely of Lancaster’s current management team.

Closing; Conditions to Closing

The Closing will occur within three (3) Business Days following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by SPAC and the Companies in writing.

The obligations of the parties to consummate the Transactions are subject to the satisfaction or waiver of the following closing conditions: (i) each of the SPAC Shareholders’ Approval, the Selling Shareholder’s Approval and the Merger Sub Shareholder’s Approval shall have been obtained; (ii) the Registration Statement having become effective under the Securities Act; (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced, or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) the gross amount of cash available in SPAC’s trust account following redemptions of SPAC public shares, less certain transaction expense amounts and plus the aggregate gross amount of Permitted Financing proceeds that have been (or will be) funded, will be not less than $5.0 million; (vi) certain corporate actions, including a reorganization of the Companies, having been completed, and (vii) receipt of any required regulatory approvals (including of the TSX Venture Exchange (“TSX-V”)), and (viii) other customary closing conditions set forth in the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated and the Transactions may be abandoned at any time prior to the effective time of the Merger, as follows:

●	by mutual written consent of SPAC and Lancaster;

●	by either Lancaster or SPAC if the Closing has not occurred by March 11, 2026 (and no material breach of the Business Combination Agreement by the party seeking to terminate primarily caused or resulted in the failure of the Transactions to be consummated by such time);

●	by either Lancaster or SPAC if any governmental authority has enacted, issued, promulgated, enforced, or entered any governmental order which has become final and nonappealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions;

●	by either the Lancaster or SPAC if the SPAC shareholders do not approve the Transactions;

●	by SPAC if the Selling Shareholder does not approve the Transactions;

●	by SPAC if the Companies fail to deliver either of the Technical Report Summary or Lancaster’s 2024 and 2023 audited financial statements on or before August 31, 2025;

●	by SPAC if: (i) any Company or any of their subsidiaries enters into bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings or (ii) a liquidator, administrator, restructuring officer, or similar person is appointed on behalf of a Company;

●	by either the Companies or SPAC upon a material breach of any representation, warranty, covenant, or agreement on the part of the other in the Business Combination Agreement or in any other agreements relating to the Transactions and such breach is not cured within thirty (30) days following receipt of a written notice of such breach; or

●	by written notice from Lancaster to SPAC if the closing of a convertible note transaction between Lancaster and CIIG Management III LLC, a Delaware limited liability company and an existing sponsor of SPAC (“CIIG III”), which is conditioned on the public filing of the Registration Statement, is not consummated in accordance with the terms of the convertible note.

If the Business Combination Agreement is terminated, the Business Combination Agreement will become void and have no effect, without any liability on the part of any party thereto or its respective affiliates, officers, directors, or shareholders, other than liability of the Companies or SPAC, as the case may be, for fraud or for any willful and material breach of the Business Combination Agreement occurring prior to such termination.

Shareholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Selling Shareholder, SPAC, and the Companies entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, the Selling Shareholder agreed to, among other things:

a)	vote all shares in the Companies held directly or indirectly by the Selling Shareholder in favor of the Business Combination Agreement, the Transactions, and any related actions, and against any other transaction or proposal intended, or that would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions in any material respect or result in the failure to satisfy any closing condition set forth in the Business Combination Agreement;

b)	take all actions reasonably necessary to consummate the Transactions; and

c)	not transfer any shares in any Company held directly or indirectly by the Selling Shareholder, subject to certain exceptions.

The Selling Shareholder also agreed not to commence, join in, facilitate, assist, or encourage any claim against SPAC, Merger Sub, PubCo, the Companies, or any of their respective successors or directors challenging the validity of, or seeking to enjoin the operation of, any provision of the Shareholder Support Agreement or alleging a breach of any fiduciary duty in connection with the evaluation, negotiation, or entry into the Business Combination Agreement or any other agreement in connection with the Transactions.

This Shareholder Support Agreement shall terminate upon the earliest to occur of (a) the Expiration Time (as defined in the Shareholder Support Agreement) and (b) the mutual written agreement of SPAC, the Companies, and the Selling Shareholder.

Sponsor Support Agreement

CIIG III, the Companies, SPAC, and certain investors in SPAC named therein have executed a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, CIIG III and certain other investors in SPAC have agreed to:

a)	vote all of their shares of SPAC’s Founder Shares in favor of the Business Combination Agreement, the Transactions, and any related actions, and against any other transaction or proposal that would reasonably be expected, to impede, interfere with, materially delay, postpone or adversely affect the Transactions in any material respect or result in the failure to satisfy any closing conditions set forth in the Business Combination Agreement;

b)	take all actions reasonably necessary to consummate the Transactions, and

c)	not transfer or redeem any shares of SPAC’s Founder Shares or SPAC warrants held by them prior to Closing, subject to certain exceptions.

CIIG III also agreed to waive certain rights under SPAC’s organizational documents related to the adjustment of the Initial Conversion Ratio (as defined in the Sponsor Support Agreement) in connection with the Transactions. Additionally, CIIG III committed to not demand redemption of its Founder Shares or commence any claims against SPAC or the Companies related to the negotiation or execution of the Business Combination Agreement.

A portion of the PubCo Ordinary Shares issued to CIIG III with respect to the SPAC Founder Shares held by CIIG III may be placed into escrow at Closing based on the amount of Available Gross SPAC Cash (as defined in the Business Combination Agreement). Such shares are subject to release upon achieving certain share price thresholds during the Sponsor Earnout Period (as defined in the Sponsor Support Agreement). In the event of a change of control during the Sponsor Earnout Period, the vesting requirements will be deemed satisfied, and any remaining CIIG III escrow shares will be released.

This Sponsor Support Agreement shall automatically terminate upon the earliest of the valid termination of the Business Combination Agreement or mutual written agreement of the parties, provided that such termination does not relieve liability for pre-termination breaches.

Registration Rights and Lock-Up Agreement

In connection and concurrently with the Closing, PubCo, CIIG III, Crown PropTech Sponsor, LLC (together with CIIG III, the “Sponsors”), SPAC, and certain shareholders of the SPAC and the Company (such SPAC and Company shareholders, together with the Sponsors, the “Holders”) will enter into a Registration Rights and Lock-Up Agreement substantially in the form attached as Exhibit A to the Business Combination Agreement (the “Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Registration Rights and Lock-Up Agreement, PubCo will grant the Holders certain registration rights with respect to their securities.

Effective upon the Closing, PubCo will file a registration statement with the SEC within 15 business days to register the resale of all Holders’ Registrable Securities on a continuous basis and will use its reasonable best efforts to have the Registration Statement declared effective as soon as reasonably practicable. Holders will also be entitled to customary demand and piggyback registration rights, subject to certain limitations.

The Registration Rights and Lock-Up Agreement also imposes transfer restrictions on 80% of each Holder’s securities (the “Lock-Up Shares”) during the Lock-Up Period (as defined below), subject to certain adjustments. The “Lock-Up Period” is defined as the following:

Sponsors and SPAC shareholders:

●	33% released three months after the Closing Date.

●	33% released six months after the Closing Date.

●	34% released nine months after the Closing Date.

Company shareholders:

●	33% released twelve months after the Closing Date.

●	33% released eighteen months after the Closing Date.

●	34% released twenty-four months after the Closing Date.

Exceptions to the lock-up include transfers to immediate family members, affiliates, or entities controlled by the Holder, among other specified permitted transferees (provided these transferees agree to be bound by the same lock-up restrictions).

Assignment, Assumption and Amendment Agreement

In connection and concurrently with the Closing, PubCo, SPAC, and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an assignment, assumption and amendment agreement to the existing warrant agreement, dated February 8, 2021, between SPAC and Warrant Agent to provide holders of the SPAC’s warrants with warrants to purchase Pubco ordinary shares.

Initial Business Combination

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or if there is a significant amount of uncertainty as to the value of the target company’s assets or prospects. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our fifth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Corporate Information

Our executive offices are located at 40 West 57th Street, 29th Floor, New York, New York 10019 and our telephone number is (212) 796-4796. Our corporate website address is www.crownproptech.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

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

On July 2, 2025 we entered into the Business Combination Agreement. For more information on the Business Combination Agreement, please see the Business Combination Agreement above.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our fifth amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholder (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account as of the completion of the initial public offering was $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commission. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our fifth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our fifth amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our fifth amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or our listing on Nasdaq. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our fifth amended and restated memorandum and articles of association:

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

Our fifth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event that the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our fifth amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination having a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 11, 2026.

Redemption of Public Shares and Liquidation If No Initial Business Combination

At the Extraordinary General Meeting, held on May 9, 2025, shareholders approved the Extension Proposal to amend the Company’s Fourth amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from May 11, 2025 to March 11, 2026.

Our fifth amended and restated memorandum and articles of association provides that we have only until March 11, 2026 to consummate an initial business combination. If we have not consummated an initial business combination by March 11, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, in the case of clauses (ii) and (iii), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 11, 2026. Our fifth amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by March 11, 2026 (although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our fifth amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

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

Our Public Shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination by March 11, 2026, (ii) in connection with a shareholder vote to amend our fifth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 11, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our fifth amended and restated memorandum and articles of association, like all provisions of our fifth amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by March 11, 2026:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our Public Shareholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Anchor Investor, Initial Shareholders, directors, officers, advisors or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsors, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions; they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination by March 11, 2026, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then outstanding Public Shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsors, who will be our only remaining shareholders after such redemptions.

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

Facilities

We currently maintain our executive offices at 40 West 57th Street, 29th Floor, New York, New York 10019. We consider our current office space adequate for our current operations.

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters, but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

Risks Related to Our Business

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.61 per share (based on the Trust Account balance as of August 28, 2025), or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	We cannot assure you that our diligence review has identified all material risks associated with the announced Business Combination Agreement, and you may be less protected as an investor from any material issues with respect to the acquired business.

●	If the announced Business Combination Agreement is consummated you will experience dilution due to the issuance of new shares of common stock and securities convertible into common stock to the existing stockholders of the acquired business as consideration.

Risks Related to Our Securities

●	NYSE has delisted our securities from trading on its exchange, which limits investors’ ability to make transactions in our securities and subjects us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

Risks Related to Our Trust Account

●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of Crown PropTech Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Risks Related to Our Operations

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Related to Our Corporate Structure

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

●	Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Risks Related to Our Search for a Business Combination

●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	Since our sponsors, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

Risks Related to Our Organizational Documents and Structure

●	In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our fifth amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

Risks Related to Our Warrants

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

General Risks

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

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

Our Initial Shareholders own 93.3% of our issued and outstanding ordinary shares since the completion of Initial Public Offering. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our fifth amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the Founder Shares. As a result, our Initial Shareholders’ Founder Shares, would fulfill the majority vote needed to have our initial business combination approved.

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

The requirement that we complete our initial business combination within the time period prescribed in our Articles may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the time period prescribed in our Articles. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.61 per share (based on the Trust Account balance as of August 28, 2025), or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by March 11, 2026. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. Additionally, terrorist attacks, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our Public Shareholders may receive only $11.61 per share (based on the Trust Account balance as of August 28, 2025), or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.61 per share (based on the Trust Account balance as of August 28, 2025)” and other risk factors herein.

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

Our Public Shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our fifth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we have not completed an initial business combination by March 11, 2026, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Risks Related to Our Securities

NYSE delisted our securities from trading on its exchange, which limits investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Since our securities were delisted, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since we are no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our fifth amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until March 11, 2026; however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $11.61 per share (based on the Trust Account balance as of August 28, 2025), or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

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

As a result of the Underwriter Waiver, the transactions fees that would have been payable by Crown at the completion of the initial business combination were reduced by approximately $9.66 million. The underwriting services being provided by the underwriters in connection with the Initial Public Offering, prior to the Underwriter Waiver, were substantially complete, with any fees payable to the underwriters for such services contingent upon the completion of the initial business combination.

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

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.61 per share (based on the Trust Account balance as of August 28, 2025).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.61 per Public Share initially held in the trust account (based on the Trust Account balance as of August 28, 2025), due to claims of such creditors. Crown PropTech Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than CBIZ CPAs P.C., our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Crown PropTech Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Crown PropTech Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our fifth amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our fifth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by March 11, 2026 our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by March 11, 2026, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the trust account will be effected automatically by function of our fifth amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act of the Cayman Islands, as amended (the “Companies Act”). In that case, investors may be forced to wait beyond the prescribed timeframe before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our fifth amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of August 28, 2025, there were 199,508,194 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our fifth amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of August 28, 2025, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. For example, we granted our Anchor Investor the option, but not the obligation, to purchase up to 30% of our Class A ordinary shares, for a purchase price of $10.00 per Class A ordinary share, in any financing transaction we may conduct in connection with our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our fifth amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our fifth amended and restated memorandum and articles of association, like all provisions of our fifth amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our fifth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

The sponsors currently own 5,960,000 Founder Shares, including 5,662,000 held by CIIG and 298,000 held by Crown PropTech Sponsor, the Anchor Investor currently owns 690,000 Founder Shares and the independent directors each received 50,000 Founder Shares concurrently with the Initial Public Offering (an additional aggregate 50,000 Founder Shares held by two of Crown’s advisors and 50,000 Founder Shares held by a former director). The Founder Shares will be worthless if we do not consummate the initial business combination. CIIG, Crown PropTech Sponsor and our Anchor Investor have also purchased 250,667, 3,760,000 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate). There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination prior to March 11, 2026. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsors, in consummating the initial business combination, may influence their motivation in identifying and selecting a target for the initial business combination.

We may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any additional notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from the Initial Public Offering and the Private Placement, as of August 28, 2025, up to $5,711,347.15 will be available to complete our initial business combination.

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

The funds in the trust account have, since our Initial Public Offering, been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of August 28, 2025, amounts held in trust account included approximately $793,287 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to, March 11, 2026, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an initial business combination or our liquidation. Following such a liquidation of the assets in our trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

Additionally, the longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company. For so long as the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a special purpose acquisition company that has elected to liquidate such investments and to hold all funds in its trust account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

Our fifth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Risks Related to Our Organizational Documents and Structure

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We have amended and restated our fourth amendment and restatement memorandum and articles of association and cannot assure you that we will not seek to amend our fifth amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We have amended and restated our fourth amendment and restatement memorandum and articles of association. Further amending our fifth amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will typically require a vote of holders of at least 65% of the public warrants and any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. In addition, our fifth amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our fifth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination by March 11, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our fifth amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or two-thirds of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to further amend our fifth amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our fifth amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares who attend and vote at a general meeting of the company. Our Initial Shareholders, who collectively beneficially own 93.3% of our ordinary shares, will participate in any vote to amend our fifth amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to further amend the provisions of our fifth amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our fifth amended and restated memorandum and articles of association.

Our Initial Shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our fifth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our Initial Shareholders currently own 93.3% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our fifth amended and restated memorandum and articles of association. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by Crown PropTech Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our corporate affairs are governed by our fifth amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

Provisions in our fifth amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our fifth amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

For the accounted period ended December 31, 2023, management identified a material weakness in internal controls related to the accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables.

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

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For example, the Russia-Ukraine war has had an immediate impact on the global economy resulting in higher energy prices and higher inflation with significant disruption to financial markets and supply chains for certain goods and services. Moreover, in connection with Russia’s invasion of Ukraine, the EU, the United States, and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia and Ukraine. The war has continued to escalate without any resolution foreseeable in the near future. The uncertain nature, magnitude, and duration of hostilities stemming from the Russia-Ukraine war, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our ability to consummate a business combination.

In addition, in October 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and carried out a series of attacks on civilian and military targets. Additionally, Hamas launched extensive rocket assaults on Israeli population centers and industrial areas along Israel’s border with the Gaza Strip, as well as in other regions within the State of Israel. Subsequently, Israel’s security cabinet declared war against Hamas, and a large-scale military campaign against these terrorist organizations began. The war has continued without any resolution foreseeable in the near future. The uncertain nature, magnitude, and duration of hostilities stemming from the war, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our ability to consummate a business combination.

Our ability to consummate a business combination may also be dependent on the ability to raise equity (including, for example, under one or more forward purchase agreements that we may enter into) and debt financing, which may be impacted by any of the events described above, including as a result of increased market volatility and decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

Finally, any of the events described above, including the ongoing impact of the recent conflict between Israel and Hamas and the Russia-Ukraine war, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties

We currently maintain our executive offices at 40 West 57th Street, 29th Floor, New York, New York 10019. We consider our current office space adequate for our current operations.

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

Item 4. Reserved

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

Holders

As of August 28, 2025, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 15 holders of record of our Class B ordinary shares, and 10 holders of record of our warrants.

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

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account. However, in December 2022, we received a waiver letter from the underwriters electing to waive their entitlement to any deferred underwriting commissions. The amount of funds available for a business combination is approximately $5,711,347.15 as of August 28, 2025, after payment of an aggregate redemption amount of approximately $250,056.66 as a result of the approval on May 9, 2025 of the Extension Proposal.

There has been no change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333- 252307), dated February 8, 2021, and filed with the SEC pursuant to Rule 424 under the Securities Act on February 10, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

February 9, 2023

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

February 9, 2024

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

August 9, 2024

On August 9, 2024, the Company’s shareholders approved an amendment to amend and restate the Company’s Third Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from August 11, 2024 to May 11, 2025 (the “August 2024 Extension Proposal”).

In connection with the vote to approve the August 2024 Extension Proposal, shareholders holding an aggregate of 1,487,025 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $16,484,256 (approximately $11.09 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 513,613 Class A ordinary shares issued and outstanding.

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

May 9, 2025

On May 9, 2025, the Company’s shareholders approved an amendment to amend and restate the Company’s Fourth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026 (the “May 2025 Extension Proposal”).

In connection with the vote to approve the May 2025 Extension Proposal, shareholders holding an aggregate of 21,807 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result approximately, $0.25 million (approximately $11.47 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 491,806 Class A ordinary shares issued and outstanding.

Associated with the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “May 2025 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “May 2025 Non-Redeemed Shares”) in connection with the May 9, 2025 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such May 2025 Non-Redeemed Shares through the May 9, 2025 Extraordinary General Meeting.

The May 2025 Non-Redemption Agreements provided for the assignment of up 115,287 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the May 9, 2025 Extraordinary General Meeting.

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

If we have not completed a business combination by March 11, 2026 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period, including any extension thereto that may be approved by our shareholders.

Termination of the Proposed Brivo Transaction

On November 10, 2021, we entered into a business combination agreement (the “Brivo BCA” or the “Brivo Business Combination Agreement”), by and among (i) the Company, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Brivo Business Combination Agreement, the “Parties to the Brivo Business Combination Agreement”) (the “Brivo Business Combination”). The obligation of Brivo to consummate the Brivo Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below).

In connection with the signing of the Brivo Business Combination Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Brivo Business Combination had not occurred as of such date or at any date and time as the Brivo Business Combination Agreement is validly terminated.

Golub Capital LLC and its affiliates (together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, we received a notice of election from Golub, notifying us that Golub has elected to terminate Golub’s Subscription Agreement because the Brivo Business Combination had not been consummated by July 9, 2022.

On August 10, 2022, we received a notice of election from Brivo, notifying us that Brivo has elected to terminate the Brivo Business Combination. As a result of such election, the Brivo Business Combination was immediately terminated. In addition, the rest of the Subscription Agreements were automatically terminated.

Following a confidential settlement arrangement, we are no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

On January 13, 2023, the Company formally withdrew its Form S-4 Registration Statement from the SEC associated with the Brivo BCA.

Proposed Business Combination

On July 2, 2025, (i) the Company (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of Lancaster (as defined below) (“Merger Sub”), (iii) Lancaster Exploration Limited, a company organized under the laws of the British Virgin Islands (“Lancaster”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with Lancaster, MKA Poland and Mkango ServiceCo, the “Companies” and, each, a “Company”) entered into a business combination agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, Merger Sub will be merged with and into SPAC, with SPAC being the surviving entity of the Merger and becoming a wholly-owned subsidiary of PubCo. Concurrently therewith, PubCo will become a publicly traded company, expected to operate under the name “Mkango Rare Earths Limited,” and its ordinary shares are expected to trade on Nasdaq.

The proposed Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are expected to be consummated after the required approval by the shareholders of SPAC and the satisfaction of certain other conditions summarized below.

Business Combination Agreement

Share Split and Conversion of Securities

Pursuant to the terms of the Business Combination Agreement, in connection with and immediately prior to the effective time of the Merger, Lancaster will effect a share split under which each ordinary share of Lancaster (“Lancaster Share”) that is issued and outstanding will be split into a number of PubCo Ordinary Shares determined by multiplying such Lancaster Share by the Exchange Ratio.

Further, each outstanding ordinary share of SPAC will be canceled in exchange for the right to receive one PubCo Ordinary Share, and each outstanding SPAC warrant will become exercisable for one PubCo Ordinary Share on the same terms and conditions.

Registration Statement

As promptly as reasonably practicable after the date of the Business Combination Agreement, the parties will prepare and file with the SEC a registration statement on Form F-4 (the “Registration Statement”), which will include a prospectus with respect to PubCo’s securities to be issued in connection with the Business Combination Agreement and a proxy statement to be distributed to SPAC’s public shareholders in connection with SPAC’s solicitation of proxies for the vote by SPAC’s shareholders with respect to the proposed business combination and other matters to be described in the Registration Statement.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, in each case relating to, among other things, their ability to enter into the Business Combination Agreement and their outstanding capitalization. The representations and warranties will not survive the Closing, and the Business Combination Agreement does not provide for indemnification with respect to any of the representations and warranties of the parties thereto.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants requiring (i) the parties to conduct their respective businesses in the ordinary course through the Closing Date, (ii) the parties not to solicit, initiate, submit, facilitate, discuss or negotiate with third parties regarding alternative transactions and comply with certain related restrictions, (iii) the parties to prepare, and PubCo to file, the Registration Statement with the SEC and (iv) SPAC and the Companies using commercially reasonable efforts to execute financing agreements raising $25.75 million or more in aggregate gross proceeds prior to or at the Closing.

Governance

The Business Combination Agreement provides that, immediately following the Closing, the board of directors of PubCo (i) will consist of one (1) director designated in writing by SPAC, reasonably acceptable to Lancaster and qualifying as an independent director, and up to six (6) other directors designated in writing by Lancaster, after consultation with SPAC, and (ii) will be divided into three (3) classes of directors with staggered terms. The management team of PubCo immediately following the Closing will consist solely of Lancaster’s current management team.

Closing; Conditions to Closing

The Closing will occur within three (3) business days following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by SPAC and the Companies in writing.

The obligations of the parties to consummate the Transactions are subject to the satisfaction or waiver of the following closing conditions:

i.	each of the SPAC Shareholders’ Approval, the Selling Shareholder’s Approval and the Merger Sub Shareholder’s Approval shall have been obtained;

ii.	the Registration Statement having become effective under the Securities Act;

iii.	PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq;

iv.	no governmental authority will have enacted, issued, promulgated, enforced, or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing;

v.	the gross amount of cash available in SPAC’s Trust Account following redemptions of SPAC public shares, less certain transaction expense amounts and plus the aggregate gross amount of Permitted Financing proceeds that have been (or will be) funded, will be not less than $5.0 million;

vi.	certain corporate actions, including a reorganization of the Companies, having been completed, and

vii.	receipt of any required regulatory approvals (including of the TSX Venture Exchange (“TSX-V”)), and

viii.	other customary closing conditions set forth in the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated and the Transactions may be abandoned at any time prior to the effective time of the Merger, as follows:

●	by mutual written consent of SPAC and Lancaster;

●	by either Lancaster or SPAC if the Closing has not occurred by March 11, 2026 (and no material breach of the Business Combination Agreement by the party seeking to terminate primarily caused or resulted in the failure of the Transactions to be consummated by such time);

●	by either Lancaster or SPAC if any governmental authority has enacted, issued, promulgated, enforced, or entered any governmental order which has become final and nonappealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions;

●	by either the Lancaster or SPAC if the SPAC shareholders do not approve the Transactions;

●	by SPAC if the Selling Shareholder does not approve the Transactions;

●	by SPAC if the Companies fail to deliver either of the Technical Report Summary or Lancaster’s 2024 and 2023 audited financial statements on or before August 31, 2025;

●	by SPAC if: (i) any Company or any of their subsidiaries enters into bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings or (ii) a liquidator, administrator, restructuring officer, or similar person is appointed on behalf of a Company;

●	by either the Companies or SPAC upon a material breach of any representation, warranty, covenant, or agreement on the part of the other in the Business Combination Agreement or in any other agreements relating to the Transactions and such breach is not cured within thirty (30) days following receipt of a written notice of such breach; or

●	by written notice from Lancaster to SPAC if the closing of a convertible note transaction between Lancaster and CIIG Management III LLC, a Delaware limited liability company and an existing sponsor of SPAC (“CIIG III”), which is conditioned on the public filing of the Registration Statement, is not consummated in accordance with the terms of the convertible note.

If the Business Combination Agreement is terminated, the Business Combination Agreement will become void and have no effect, without any liability on the part of any party thereto or its respective affiliates, officers, directors, or shareholders, other than liability of the Companies or SPAC, as the case may be, for fraud or for any willful and material breach of the Business Combination Agreement occurring prior to such termination.

Shareholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Selling Shareholder, SPAC, and the Companies entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, the Selling Shareholder agreed to, among other things:

a)	vote all shares in the Companies held directly or indirectly by the Selling Shareholder in favor of the Business Combination Agreement, the Transactions, and any related actions, and against any other transaction or proposal intended, or that would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions in any material respect or result in the failure to satisfy any closing condition set forth in the Business Combination Agreement;

b)	take all actions reasonably necessary to consummate the Transactions; and

c)	not transfer any shares in any Company held directly or indirectly by the Selling Shareholder, subject to certain exceptions.

The Selling Shareholder also agreed not to commence, join in, facilitate, assist, or encourage any claim against SPAC, Merger Sub, PubCo, the Companies, or any of their respective successors or directors challenging the validity of, or seeking to enjoin the operation of, any provision of the Shareholder Support Agreement or alleging a breach of any fiduciary duty in connection with the evaluation, negotiation, or entry into the Business Combination Agreement or any other agreement in connection with the Transactions.

This Shareholder Support Agreement shall terminate upon the earliest to occur of (a) the Expiration Time (as defined in the Shareholder Support Agreement) and (b) the mutual written agreement of SPAC, the Companies, and the Selling Shareholder.

Sponsor Support Agreement

CIIG III, the Companies, SPAC, and certain investors in SPAC named therein have executed a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, CIIG III and certain other investors in SPAC have agreed to:

a)	vote all of their shares of SPAC’s Founder Shares in favor of the Business Combination Agreement, the Transactions, and any related actions, and against any other transaction or proposal that would reasonably be expected, to impede, interfere with, materially delay, postpone or adversely affect the Transactions in any material respect or result in the failure to satisfy any closing conditions set forth in the Business Combination Agreement;

b)	take all actions reasonably necessary to consummate the Transactions, and

c)	not transfer or redeem any shares of SPAC’s Founder Shares or SPAC warrants held by them prior to Closing, subject to certain exceptions.

CIIG III also agreed to waive certain rights under SPAC’s organizational documents related to the adjustment of the Initial Conversion Ratio (as defined in the Sponsor Support Agreement) in connection with the Transactions. Additionally, CIIG III committed to not demand redemption of its Founder Shares or commence any claims against SPAC or the Companies related to the negotiation or execution of the Business Combination Agreement.

A portion of the PubCo Ordinary Shares issued to CIIG III with respect to the SPAC Founder Shares held by CIIG III may be placed into escrow at Closing based on the amount of Available Gross SPAC Cash (as defined in the Business Combination Agreement). Such shares are subject to release upon achieving certain share price thresholds during the Sponsor Earnout Period (as defined in the Sponsor Support Agreement). In the event of a change of control during the Sponsor Earnout Period, the vesting requirements will be deemed satisfied, and any remaining CIIG III escrow shares will be released.

This Sponsor Support Agreement shall automatically terminate upon the earliest of the valid termination of the Business Combination Agreement or mutual written agreement of the parties, provided that such termination does not relieve liability for pre-termination breaches.

Registration Rights and Lock-Up Agreement

In connection and concurrently with the Closing, PubCo, CIIG III, Crown PropTech Sponsor, LLC (together with CIIG III, the “Sponsors”), SPAC, and certain shareholders of the SPAC and the Company (such SPAC and Company shareholders, together with the Sponsors, the “Holders”) will enter into a Registration Rights and Lock-Up Agreement substantially in the form attached as Exhibit A to the Business Combination Agreement (the “Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Registration Rights and Lock-Up Agreement, PubCo will grant the Holders certain registration rights with respect to their securities.

Effective upon the Closing, PubCo will file a registration statement with the SEC within 15 business days to register the resale of all Holders’ Registrable Securities on a continuous basis and will use its reasonable best efforts to have the Registration Statement declared effective as soon as reasonably practicable. Holders will also be entitled to customary demand and piggyback registration rights, subject to certain limitations.

The Registration Rights and Lock-Up Agreement also imposes transfer restrictions on 80% of each Holder’s securities (the “Lock-Up Shares”) during the Lock-Up Period (as defined below), subject to certain adjustments. The “Lock-Up Period” is defined as the following:

Sponsors and SPAC shareholders:

●	33% released three months after the Closing Date.

●	33% released six months after the Closing Date.

●	34% released nine months after the Closing Date.

Company shareholders:

●	33% released twelve months after the Closing Date.

●	33% released eighteen months after the Closing Date.

●	34% released twenty-four months after the Closing Date.

Exceptions to the lock-up include transfers to immediate family members, affiliates, or entities controlled by the Holder, among other specified permitted transferees (provided these transferees agree to be bound by the same lock-up restrictions).

Assignment, Assumption and Amendment Agreement

In connection and concurrently with the Closing, PubCo, SPAC, and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an assignment, assumption and amendment agreement to the existing warrant agreement, dated February 8, 2021, between SPAC and Warrant Agent to provide holders of the SPAC’s warrants with warrants to purchase Pubco ordinary shares.

Financial Advisor Service Agreement

On June 1, 2025, the Company engaged Jett Capital Advisors, LLC (“Jett Capital”) as financial advisor to advise the Company on their proposed Business Combination with Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited.

The Company has agreed to pay Jett Capital as follows:

Work Fee

A work fee of $100,000 upon the execution of the agreement. As of the filing of this Form 10-K, this work fee has not been paid.

Transaction Fee; Business Combination

Upon the Company closing a Business Combination, Jett Capital shall receive a cash transaction fee payable as follows:

i.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are $15.0 million, or less, Jett Capital shall receive a cash transaction fee equal to $2.5 million with $500,000 of the cash transaction fee paid at close of the Business Combination, and $2.0 million of the cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

ii.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are greater than $15.0 million, but less than $25.0 million, Jett Capital shall receive a cash transaction fee equal to $2.5 million with the cash transaction fee paid at close of the Business Combination equal to 50% of every dollar in proceeds (net of offering fees) above $15.0 million paid in cash up to a total of $2.5 million and any remaining balance owed on the $2.5 million cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

iii.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are equal to or greater than $25.0 million, but less than $35.0 million, Jett Capital shall receive a cash transaction fee equal to $4.5 million with $2.5 million of the cash transaction fee paid at close of the Business Combination. and $2.0 million of the cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

iv.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are equal to greater than $35.0 million, Jett Capital shall receive a cash transaction fee equal to $4.5 million at close of the Business Combination.

Offering Fee; Business Combination PIPE

For any offering, or combination of offerings that provide incremental gross proceeds beyond the Trust Account of the Company to Mkango at close of the Business Combination (the “Business Combination PIPE” or the “PIPE”), Jett Capital shall be a Joint-Placement Agent in this PIPE with Cohen & Company Capital Markets (“CCM”), each collecting fifty percent (50.0%) of a cash fee equal to four and a half percent (4.5%) of the gross proceeds raised in the PIPE.

Offering Fee; Equity Offering

Upon the Company closing an equity or equity-linked offering following the close of the Business Combination, Jett Capital shall be a Joint Placement Agent in the equity or equity-linked Offering and receive 50% of a cash fee equal to six percent (6.0%) of the total offering size payable at offering close from immediately available funds.

Offering Fee; Debt Offering

Upon the Company closing a debt offering following the close of the proposed Business Combination, Jett Capital shall be a Joint Placement Agent in the debt offering and receive 50% of a cash fee equal to three percent (3.0%) of the total Offering size payable at offering close from immediately available funds.

Settlement of Payables

For the years ended December 31, 2023 and 2022, the Company settled payables of $759,643, and $6,472,941, respectively, due to vendors and related parties. In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination. For the year ended December 31, 2022 in relation to the waiver of the deferred underwriting discount, the Company recognized other income of $479,780 for offering costs related to warrant issuance and an increase in additional paid-in capital of $9,180,220.

The 2023 settlement of payables of $339,107 with related parties is in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $420,536 was recognized as a gain in the statement of operations.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $523,546. We generated income in our trust account for $3,372,354 and settled payables of $420,536 partially offset by $2,112,830 in operating costs, $1,156,500 in non-redemption agreement expense and $14 from a change in the fair value of the warrant liabilities.

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

For the year ended December 31, 2023, cash used in operating activities was $917,716, resulting from the net income of $523,546 which was impacted by unrealized loss on change in fair value of warrant liabilities of $14, settlement of payables of $420,536, non-redemption agreement expense associated with the non-redemption agreements of $1,156,500, trust dividend income of $3,372,354 and changes in operating assets and liabilities of $1,195,114.

For the year ended December 31, 2023, we withdrew $238,305,063 from the trust account generating $238,305,063 in cash provided by investing activities. We used $237,466,907 in cash for financing activities with $238,305,063 paid for the redemptions of ordinary shares partially offset by $249,419 in borrowings from related parties, equity contribution from the previous sponsor in connection with the Securities Assignment Agreement of $263,040, and capital contributions from Sponsors of $325,697.

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

As of December 31, 2023 and 2022, we had cash outside the trust account of $652 and $80,212 available for working capital needs and working capital deficits of $2,277,105 and $1,512,655, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2023 and 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.

On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements are issued. Although no formal agreement exists, the Sponsors are committed to extend loans as needed.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2026, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2026.

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

Underwriting Agreement

A deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, was payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. In December 2022, the underwriters agreed to waive their right to receive any additional deferred underwriting discount and as a result, the Company de-recognized the related deferred underwriting discount. The Company considers the deferred underwriting discount an offering cost. Offering costs are charged to shareholders’ equity or statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of the deferred underwriting discount, a portion of the deferred underwriting discount was recorded to the statement of operations and to shareholders’ equity. For the year ended December 31, 2022, in relation to the waiver of the deferred underwriting discount, the Company recognized other income of $479,780 for offering costs related to warrant issuance and an increase in additional paid-in capital of $9,180,220.

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

As discussed above, on June 1, 2025, the Company engaged Jett Capital as financial advisor to advise the Company on their proposed Business Combination with Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited. Except for $100,000 due upon execution of the agreement, fees for such services will be payable only upon consummation of an initial business combination by us.

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of December 31, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future. As the waiver of the Administrative Support Payments is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these transactions.

Attorney Fees

We incurred legal fees in connection with the proposed Brivo Business Combination, none of which were payable until consummation of the proposed Brivo Business Combination. As of December 31, 2023, we fully paid a settled amount in legal fees associated with the Brivo Business Combination.

A&R Note

On November 30, 2021, we entered into a convertible promissory note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000. On May 31, 2023, the promissory note was amended and restated in the aggregate principal amount of up to $1,000,000. On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. See “Liquidity and Capital Resources.”

Contractual Obligation

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described above.

Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies and estimates:

Fair Value of Working Capital Loan Option

At December 31, 2022, we utilized an internal model to determine the fair value of the Working Capital Loan Option using observable and unobservable assumptions about future values of the Company’s warrants. Significant variations in these assumptions could have a material impact to the financial statements. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At December 31, 2023, the Working Capital Loan Option no longer existed.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,196,485 and 27,600,000, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the year ended December 31, 2023 and 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

Non-Redemption Agreements

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

Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be non-redemption agreement expense in accordance with SAB Topic 5T.

We utilized a model to determine the fair value of the Non-Redemption Agreements using observable and unobservable assumptions about current and anticipated events. Significant assumptions include the probability and timing of consummating a business combination. Significant variations in these assumptions could have a material impact to the financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management believes the adoption of ASU 2023-07 does not have a material impact on its financial statements and disclosures.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis and reconcilliations as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

The names of our executive officers and directors, their ages as of August 28, 2025, and their positions are shown below:

Name	Age	Position
Michael Minnick	59	Chief Executive Officer
Richard Chera	51	Chairman of the Board of Directors
Melissa “Lisa” Holladay	58	Director
Stephen Siegel	80	Director
Chris Rogers	67	Director

Michael Minnick, Chief Executive Officer

Mr. Michael Minnick has served as our Chief Executive Officer since January, 2023. Mr. Minnick is a Co-Founder and has been a Managing Partner at IIG Holdings since 2014, is a Co-Founder and Managing Partner of Opus Music II LLC since December 2024 and is the managing member of CIIG Management III LLC since its inception. Since May 2024, Mr. Minnick has served as the Chief Executive Officer of Target Global Acquisition I Corp., a special purpose acquisition company. Mr. Minnick served as co-chief executive officer and a director of CIIG Capital Partners II, Inc. (now known as Zapp Electric Vehicles, Inc.) (“CIIG”) from February 2021 until April 2023 when CIIG completed its initial business combination with Zapp Electric Vehicles Group Limited. Mr. Minnick served as the Chief Investment Officer of CIIG Merger Corp. (“CIIC”) from December 2019 to March 2021 when CIIC closed its initial business combination with Arrival Group. Mr. Minnick has also served as a Director and Co-Founder of Opus Music Group Investments, LLC from December 2021 until August 2024. From 2019 until March 2021, he was Chief Investment Officer and director of CIIC. Prior to forming IIG Holdings, he was a Co-Founder and Senior Managing Director of Interlink Investment Group, from 2012 to 2014. Mr. Minnick has experience in more than $190 billion in transaction volume, including advisory and debt and equity capital executions at JPMorgan Chase & Co. (NYSE:JPM) and The Royal Bank of Scotland Group plc (NYSE:RBS), or RBS. Mr. Minnick served in various capacities at RBS, from 2004 to 2011, culminating in his service as a Managing Director and Head of Corporate Finance in the Telecom, Media & Technology Group. From 2003 to 2004, Mr. Minnick was the Founder and Chief Executive Officer of Traffic Networks, a startup that developed mobile and online real-time traffic information for the New York Metropolitan markets. From 1996 to 2002, Mr. Minnick served in different positions within Investment Banking at JPMorgan Chase & Co. including the Telecom, Media & Technology Group and the Global Syndicated Finance Group. Prior to joining JPMorgan Chase & Co., Mr. Minnick was an Associate at The Bank of Nova Scotia in the Corporate Finance and Syndications division from 1994 to 1996. Mr. Minnick began his career at AT&T (NYSE:T) where he served in several analyst capacities from 1989 to 1992, including as a Financial Analyst in the Market Analysis & Forecasting Division for Business Communications Services within the Chief Financial Officer division. From 2012 to 2019, he served as a Director of Paystar Inc., a privately-held FinTech company. Mr. Minnick received a M.B.A. from Cornell University and a B.A. from The University of St. Thomas.

Richard Chera, Chairman of the Board of Directors

Richard Chera has been a member of the Crown Board since September 2020. Mr. Chera served as Crown’s Chief Executive Officer from September 2020 until January 2023. He is a co-founder and has served as Senior Managing Director of Crown Acquisitions Inc. since 2004. Mr. Chera has been the Chief Executive Officer of First Mile Capital, a multi-strategy fund, since 2022. Mr. Chera is also a co-founder of ReWyre®, a technology aggregator and intelligent city master planner based in New York City. Mr. Chera also serves on the boards of various nonprofit organizations that focus on public health, children’s and seniors’ services, as well as business growth opportunities for entrepreneurs. Mr. Chera attended The Sanno Institute in Tokyo, Japan in 1992 and New York University’s Stern School of Business from 1992-1995. Crown believes Mr. Chera’s experience in leading large real estate transactions in the U.S., Canada and UK and numerous retail developments make him well qualified to serve on the Crown Board.

Lisa Holladay, Director

Lisa Holladay has been a member of the Crown Board since February 2021. Since April 2020, Ms. Holladay has been Chief Experience Officer of TIGER 21, a peer-to-peer learning company. From September 2016 to April 2020, Ms. Holladay served as Global Brand Leader of five of Marriott International’s luxury brands, including The Ritz-Carlton Hotel and The St. Regis Hotels & Resorts. From 2012 to 2016, Ms. Holladay served as Vice President, Global Brand Marketing for The Ritz-Carlton Hotel Company, L.L.C. Prior to joining Marriott, Ms. Holladay was National Manager of Experiential Marketing of Mercedes-Benz USA, an automotive company. Ms. Holladay also serves on the board of the Erwin Center for Brand Communications at Clemson University. Ms. Holladay has an M.A. from Georgetown University and a B.A. from Clemson University. Crown believes Ms. Holladay’s experience in customer experience, hospitality and marketing makes her well qualified to serve on the Crown Board.

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

Chris Rogers, Director

Chris Rogers has been a member of the Crown Board since May 2023. Mr. Rogers has over 30 years of operating and investing experience and has served in his current capacity as Partner at Lumia Capital LLC since 2013. He served as a member of CIIG Capital Partners II, Inc.’s board of directors from September 2021 to April 2023. From 2019 until March 2021, he was a director of CIIG Merger Corp. Mr. Rogers co-founded Nextel Communications in 1987, which later sold to Sprint Corporation (NYSE:S) in 2005. Mr. Rogers served as Senior Vice President at Nextel, implementing numerous strategies and campaigns. Mr. Rogers moved to Sprint in 2005 after Nextel was acquired, where he served as a Senior Vice President of Corporate Development and Spectrum until 2012. He oversaw mergers, acquisitions, divestitures, equity investments and joint ventures in the role and was also responsible for management and oversight of wireless spectrum licenses and Sprint’s portfolio of emerging technology investments. Mr. Rogers received his B.A. from Tufts University and his J.D. from the Catholic University of America.

Number and Terms of Office of Officers and Directors

The Crown Board consists of four members, divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to Crown’s first general meeting) serving a three-year term. We may not hold an annual general meeting of stockholders to elect new directors prior to the consummation of our initial business combination.

Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of an initial business combination. Holders of the Class A ordinary shares are not entitled to vote on the appointment of directors during such time. These provisions of Crown’s fifth amended and restated memorandum and articles of association relating to the rights of Crown’s holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the ordinary shares voting in a general meeting.

Crown’s officers are appointed by the Crown Board and serve at the discretion of the Crown Board, rather than for specific terms of office. The Crown Board is authorized to appoint officers as it deems appropriate pursuant to Crown’s fifth amended and restated memorandum and articles of association.

Director Independence

An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has three “independent directors” as defined in the SEC rules. The Crown Board has determined that Ms. Holladay, Mr. Siegel and Mr.Rogers are “independent directors” as defined in the SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The Crown Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. All of Crown’s committees are composed solely of independent directors. Subject to phase-in rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by the Crown Board and has the composition and responsibilities described below. The charter of each committee is available on Crown’s website (https://www.crownproptech.com/). Information contained on Crown’s website is not part of this Form 10-K, and the inclusion of Crown’s website address in this Form 10-K is an inactive textual reference only.

Audit Committee

We established an audit committee of the board of directors. Lisa Holladay, Chris Rogers and Stephen Siegel serve as the members and Chris Rogers serves as chair of the audit committee. Lisa Holladay, Chris Rogers and Stephen Siegel are independent of and unaffiliated with our sponsors and our underwriters. Under the applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Lisa Holladay, Chris Rogers and Stephen Siegel are financially literate and the Crown Board has determined that Chris Rogers qualifies as an “audit committee financial expert” and has accounting or related financial management expertise. Crown has adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Chris Rogers, Lisa Holladay and Stephen Siegel. Stephen Seigel serves as chair of the nominating and corporate governance committee.

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

Compensation Committee

Lisa Holladay, Chris Rogers and Stephen Siegel serve as the members and Lisa Holladay serves as chair of the compensation committee. Crown has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

Code of Ethics

Crown adopted a Code of Business Conduct and Ethics applicable to Crown directors, officers, and employees. You can review this document by accessing Crown’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of the Crown Board will be provided without charge upon request in writing to Crown PropTech Acquisitions, 40 West 57th Street, 29th Floor, New York, NY 10019. If Crown makes any amendments to Crown’s Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to Crown’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, Crown will disclose the nature of such amendment or waiver on Crown’s website. The information included on Crown’s website is not incorporated by reference into this proxy statement/prospectus or in any other report or document Crown files with the SEC, and any references to Crown’s website are intended to be inactive textual references only.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the fifth amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our fifth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary.

Individual	Entity/Organization	Entity’s Business	Affiliation
Michael Minnick	International Investment Group Holdings LLC Target Global Acquisition I Corp. Opus Music II LLC	Investment Company Special Purpose Acquisition Company Investment Company	Managing Partner Chief Executive Officer Co-Founder and Managing Partner

Richard Chera	Crown Acquisitions First Mile Capital	Real Estate Holding Company Investment Company	Senior Managing Director Chief Executive Officer

Lisa Holladay	TIGER 21 Clemson University (Erwin Center for Brand Communications)	Peer-to-Peer Lending Education	Chief Experience Officer Board Member

Stephen Siegel	CBRE, Inc.	Real Estate and Investment Firm	Chairman, Global Brokerage

Chris Rogers	Lumia Capital	Investment Company	Partner

There are also other potential conflicts of interest:

●	Crown’s officers and directors are not required to, and will not, commit their full time to Crown’s affairs, which may result in a conflict of interest in allocating their time between Crown’s operations and Crown’s search for a business combination and their other businesses. Crown currently does not have and does not intend to have any full-time employees prior to the completion of an initial business combination. Each of Crown’s officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and Crown’s officers are not obligated to contribute any specific number of hours per week to Crown’s affairs.

●	Crown PropTech Sponsor purchased Founder Shares prior to the date of Crown’s initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of Crown’s initial public offering. In February 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to our Anchor Investor and transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. In January 2023 Crown PropTech Sponsor sold 5,662,000 Founder Shares and 250,667 Private Placement Warrants to CIIG. The sponsors, officers, and directors have entered into a letter agreement with Crown, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Additionally, the sponsors, officers, and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Crown fails to complete an initial business combination within the prescribed time frame. If Crown does not complete an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, the sponsors, the Anchor Investor and Crown’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of an initial business combination or (ii) the date following the completion of an initial business combination on which Crown completes a liquidation, merger, share exchange or other similar transaction that results in all of Crown shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Crown Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lockup.

●	The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of an initial business combination. Because each of Crown’s officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination.

●	Each of Mr. Chera and Mr. Siegel invested $2,271,000 and $230,000 in Crown PropTech Sponsor, respectively and hold interests in the Crown PropTech Sponsor, or directly in Crown, that represent an interest of up to 348,000 Class B ordinary shares and 3,760,000 Private Placement Warrants. All of such securities would be worthless if a business combination is not consummated by March 11, 2026 (unless such date is extended in accordance with the Existing Governing Documents).

●

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.   On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

●	On January 17, 2023, CIIG entered into the Securities Assignment Agreement, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a letter agreement with Crown and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with Crown’s Initial Public Offering.

●	Mr. Minnick, Crown’s Chief Executive Officer and the Managing Member of CIIG, invested $20,514 and $1,203.21, respectively, to acquire 5,622,000 Class B ordinary shares and 250,667 Private Placement Warrants from Crown PropTech Sponsor. All of such securities would be worthless if a business combination is not consummated by March 11, 2026 (unless such date is extended).

●	Crown’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Crown’s initial business combination.

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

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsors, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, directors or officers, or our or their affiliates. For the fiscal year ended December 31, 2023, no expenses have been incurred by our sponsors, directors or officers, or our or their affiliates, on behalf of Crown for which they are seeking reimbursement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of August 28, 2025, with respect to our ordinary shares held by:

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

In the table below, percentage ownership is based on 7,391,806 ordinary shares outstanding as of August 28, 2025, including 491,806 shares of Crown Class A ordinary shares and 6,900,000 shares of Crown Class B ordinary shares. Voting percentages represents the voting power of the ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class, provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial business combination. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of the date hereof.

Our Sponsors, Directors and Executive Officers

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares	Number of Class B Ordinary Shares	% of Class A Ordinary Shares	% of Class B Ordinary Shares	% of Ordinary Shares
5% Holders of the Company
CIIG Management III LLC(2)	—	5,662,000	—	82.1%	76.6%
BlackRock, Inc.(3)	417,117	690,000	84.8%	10.0%	15.0%
Sandia Investment Management LP(4)	61,146	—	12.4%	—	0.8%
Directors and Executive Officers of the Company
Michael Minnick(2)	—	5,662,000	—	82.1%	76.6%
Richard Chera(5)	—	298,000	—	4.3%	4.0%
Stephen Siegel	—	50,000	—	*	* %
Lisa Holladay	—	50,000	—	*	*
Chris Rogers	—	50,000	—	*	*
All directors and executive officers of the Company as a group (5 individuals)	—	6,110,000	—	88.6%	82.7%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals prior to a business combination is 40 West 57th Street, 29th Floor, New York, New York 10019.

(2)	CIIG is the record holder of such shares. Michael Minnick, Chief Executive Officer, is the managing member of CIIG Management III LLC. Consequently, he may be deemed the beneficial owner of the shares held by CIIG Management III LLC and have voting and dispositive control over such securities. Mr. Minnick disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The address for CIIG Management III LLC, and Michael Minnick is 40 West 57th Street, 29th Floor, New York, New York 10019.

(3)	The information in the table above regarding Class A ordinary shares is based solely on information contained in this shareholder’s Schedule 13G/A under the Exchange Act filed by such shareholder with the SEC on February 14, 2024. The address for the BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(4)	The information in the table above regarding Class A ordinary shares is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on August 14, 2025. Sandia Investment Management LP. reported that, as of March 31, 2025, it had shared voting and dispositive power over 61,146 Class A ordinary shares. Sandia Investment Management LP is the beneficial owner and Timothy Sichler, who serves as Managing Member of the general partner of Sandia, may be deemed an indirect beneficial owner of the 61,146 Class A ordinary shares. The address for Sandia Investment Management LP and Timothy Sichler is 201 Washington Street, Boston, MA 02108.

(5)	Crown PropTech Sponsor is the record holder of such shares and is managed by a board of managers comprising Mr. Chera and Dr. Pius Sprenger, the Company’s former Chief Financial Officer and director, who may each be deemed to have voting and investment discretion with respect to the ordinary shares held of record by Crown PropTech Sponsor, LLC. Each of Mr. Chera and Dr. Sprenger disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Our sponsors beneficially own approximately 80.6% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions.

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

In addition, in order to finance transaction costs in connection with a business combination, the Initial Shareholders or an affiliate of the Initial Shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a business combination, without interest.

On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.

On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

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

Director Independence

An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Crown currently has three “independent directors” as defined in the applicable SEC rules. The Crown Board has determined that Ms. Holladay, Mr. Siegel and Mr. Rogers are “independent directors” as defined in the applicable SEC rules. Crown’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

On June 13, 2025, the Company was notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum. On June 13, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm. The following principal accounting fees and services for Marcum and CBIZ are combined.

The following is a summary of fees paid or to be paid to CBIZ for services rendered.

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $111,180 and $59,014 for the services Marcum performed in connection with the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10-K and the review of our quarterly financial statements.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0 and $82,296 for the services Marcum performed in connection with our registration statement on Form S-4 and Initial Public Offering.

Tax Fees. During the year ended December 31, 2023 and 2022, our fees for our independent registered public accounting firm were approximately $13,390 and $11,330 for services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown PropTech Acquisitions

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Crown PropTech Acquisitions (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 11, 2026. The Company entered into a business combination agreement with a business combination target on July 2, 2025; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 11, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 11, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
September 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown PropTech Acquisitions

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crown PropTech Acquisitions (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital at December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
May 2, 2023

CROWN PROPTECH ACQUISITIONS

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$652	$80,212
Prepaid expenses	2,821	39,616
Total current assets	3,473	119,828

Investments held in Trust account	45,065,840	279,998,549
Total assets	$45,069,313	$280,118,377

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,365,159	$627,376
Convertible note – related party	—	666,000
Due to related party	915,419	339,107
Total current liabilities	2,280,578	1,632,483

Warrant liabilities	14	—
Total liabilities	2,280,592	1,632,483

Commitments
Class A ordinary shares subject to possible redemption, 4,196,485 and 27,600,000 shares at a redemption value of $10.74 and $10.14 as of December 31, 2023 and 2022, respectively	45,065,840	279,998,549

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 4,196,485 and 27,600,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	11,612,285	9,527,941
Accumulated deficit	(13,890,094)	(11,041,286)
Total shareholders’ deficit	(2,277,119)	(1,512,655)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$45,069,313	$280,118,377

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$2,112,830	$4,242,071
Loss from operations	(2,112,830)	(4,242,071)

Other income (expense)
Settlement of payables	420,536	6,472,941
Non-redemption agreement expense	(1,156,500)	—
Trust dividend income	3,372,354	3,985,204
Change in fair value of warrant liabilities	(14)	8,101,600
Offering expenses related to warrant issuance	—	479,780
Total other income, net	2,636,376	19,039,525

Net income	$523,546	$14,797,454

Weighted average redeemable shares outstanding	6,697,135	27,600,000
Basic and diluted net income per redeemable share	$0.04	$0.43

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net income per non-redeemable share	$0.04	$0.43

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,853,536)	$(21,852,846)
Capital contribution from Sponsor	—	—	347,721	—	347,721
Waiver of deferred underwriters’ discount	—	—	9,180,220	—	9,180,220
Remeasurement of ordinary shares subject to possible redemption	—	—	—	(3,985,204)	(3,985,204)
Net income	—	—	—	14,797,454	14,797,454
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	325,697	—	325,697
Remeasurement of ordinary shares subject to redemption value	—	—	—	(3,372,354)	(3,372,354)
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	—	—	263,040	—	263,040
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	—	—	339,107	—	339,107
Equity contribution from Non-Redemption Agreements	—	—	1,156,500	—	1,156,500
Net income	—	—	—	523,546	523,546
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$523,546	$14,797,454
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	14	(8,101,600)
Non-redemption agreement expense	1,156,500	—
Settlement of payables	(420,536)	(6,472,941)
Trust dividend income	(3,372,354)	(3,985,204)
Offering costs allocated to warrants	—	(479,780)
Changes in current assets and current liabilities:
Prepaid expenses	36,795	36,282
Due to related party	—	180,000
Accounts payable and accrued expenses	1,158,319	3,527,473
Net cash used in operating activities	(917,716)	(498,316)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	238,305,063	—
Net cash provided by investing activities	238,305,063	—

Cash Flows from Financing Activities:
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	263,040	—
Proceeds from promissory note to related party	249,419	216,000
Capital contribution from the Sponsor	325,697	347,721
Redemption of Class A ordinary shares subject to possible redemption	(238,305,063)	—
Net cash (used in) provided by financing activities	(237,466,907)	563,721

Net Change in Cash	(79,560)	65,405
Cash—Beginning of year	80,212	14,807
Cash—Ending of year	$652	$80,212

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,372,354	$3,985,204
Waiver of deferred underwriters’ discount	$—	$9,180,220
Equity contribution from Non-Redemption Agreements	$1,156,500	$—
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$339,107	$—

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income on cash and cash equivalents from the proceeds derived from the IPO.

Extraordinary General Meetings

February 9, 2023

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

On May 23, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the SEC.

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

On November 21, 2023, the Company, received a notice from the NYSE indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”) with the SEC.

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

Financing

The registration statement for the Company’s IPO was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the IPO by issuing 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Trust Account

Following the closing of the IPO on February 11, 2021, an amount of $276,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, if any, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 36 months from the closing of the IPO (or until February 11, 2024), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

As discussed above, the Company’s shareholders have agreed to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026.

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

The Company has until March 11, 2026 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

In the event of a liquidation of the Trust Account upon the failure of the Company to consummate its initial Business Combination by March 11, 2026, Crown PropTech Sponsor (but not CIIG) has agreed that it will indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Crown PropTech Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that Crown PropTech Sponsor would be able to satisfy those obligations.

Termination of the Proposed Brivo Transaction

On November 10, 2021, the Company entered into a Business Combination agreement (the “Brivo BCA” or the “Brivo Business Combination Agreement”), by and among (i) the Company, (ii) Crown PropTech Merger Sub I Corp, a Delaware corporation and wholly owned direct subsidiary of Crown (“Merger Sub I”), (iii) Crown PropTech Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crown (“Merger Sub II”, and together with Merger Sub I the “Merger Subs”) and (iv) Brivo, Inc., a Nevada corporation (“Brivo” and all the parties to the Brivo Business Combination Agreement, the “Parties to the Brivo Business Combination Agreement”) (the “Brivo Business Combination”). The obligation of Brivo to consummate the Brivo Business Combination was subject to certain closing conditions, including, but not limited to, the aggregate cash proceeds from Crown’s trust account, together with the proceeds from the sale of the PIPE Notes (as defined below).

In connection with the signing of the Brivo Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the terms of the Subscription Agreements, each PIPE Investor had the right to terminate its Subscription Agreement after July 9, 2022, if the closing of the Brivo Business Combination had not occurred as of such date or at any date and time as the Brivo Business Combination Agreement is validly terminated.

GolubCapital LLC and its affiliates (together with its affiliates, “Golub”), a PIPE Investor, subscribed for PIPE Notes with an aggregate principal amount of $68 million. On July 11, 2022, the Company received a notice of election from Golub, notifying the Company that Golub has elected to terminate Golub’s Subscription Agreement because the Brivo Business Combination had not been consummated by July 9,2022

On August 10, 2022, the Company received a notice of election from Brivo, notifying the Company that Brivo had elected to terminate the Brivo Business Combination. As a result of such election, the Brivo Business Combination was immediately terminated. In addition, the remaining Subscription Agreements were automatically terminated.

Following a confidential settlement arrangement, the Company is no longer pursuing any remedies in connection with the termination of the Brivo Business Combination.

On January 13, 2023, the Company formally withdrew its Form S-4 Registration Statement from the SEC associated with the Brivo BCA.

Proposed Business Combination

On July 2, 2025, (i) the Company (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of Lancaster (as defined below) (“Merger Sub”), (iii) Lancaster Exploration Limited, a company organized under the laws of the British Virgin Islands (“Lancaster”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with Lancaster, MKA Poland and Mkango ServiceCo, the “Companies” and, each, a “Company”) entered into a business combination agreement (the “Business Combination Agreement”).

The proposed Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are expected to be consummated after the required approval by the shareholders of SPAC and the satisfaction of certain other conditions summarized below.

Business Combination Agreement

Registration Statement

As promptly as reasonably practicable after the date of the Business Combination Agreement, Lancaster will prepare and file with the SEC a registration statement on Form F-4 (the “Registration Statement”), which will include a prospectus with respect to PubCo’s securities to be issued in connection with the Business Combination Agreement and a proxy statement to be distributed to SPAC’s public shareholders in connection with SPAC’s solicitation of proxies for the vote by SPAC’s shareholders with respect to the proposed business combination and other matters to be described in the Registration Statement.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, in each case relating to, among other things, their ability to enter into the Business Combination Agreement and their outstanding capitalization. The representations and warranties will not survive the Closing, and the Business Combination Agreement does not provide for indemnification with respect to any of the representations and warranties of the parties thereto.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants requiring (i) the parties to conduct their respective businesses in the ordinary course through the Closing Date, (ii) the parties not to solicit, initiate, submit, facilitate, discuss or negotiate with third parties regarding alternative transactions and comply with certain related restrictions, (iii) the parties to prepare, and PubCo to file, the Registration Statement with the SEC and (iv) SPAC and the Companies using commercially reasonable efforts to execute financing agreements raising $25.75 million or more in aggregate gross proceeds prior to or at the Closing.

Governance

The Business Combination Agreement provides that, immediately following the Closing, the board of directors of PubCo (i) will consist of one (1) director designated in writing by SPAC, reasonably acceptable to Lancaster and qualifying as an independent director, and up to six (6) other directors designated in writing by Lancaster, after consultation with SPAC, and (ii) will be divided into three (3) classes of directors with staggered terms. The management team of PubCo immediately following the Closing will consist solely of Lancaster’s current management team.

Closing; Conditions to Closing

The Closing will occur within three (3) business days following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by SPAC and the Companies in writing.

Termination

The Business Combination Agreement may be terminated and the Transactions may be abandoned at any time prior to the effective time of the Merger, as follows:

●	by mutual written consent of SPAC and Lancaster;

●	by either Lancaster or SPAC if the Closing has not occurred by March 11, 2026 (and no material breach of the Business Combination Agreement by the party seeking to terminate primarily caused or resulted in the failure of the Transactions to be consummated by such time);

●	by either Lancaster or SPAC if any governmental authority has enacted, issued, promulgated, enforced, or entered any governmental order which has become final and nonappealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions;

●	by either the Lancaster or SPAC if the SPAC shareholders do not approve the Transactions;

●	by SPAC if the Selling Shareholder does not approve the Transactions;

●	by SPAC if the Companies fail to deliver either of the Technical Report Summary or Lancaster’s 2024 and 2023 audited financial statements on or before August 31, 2025;

●	by SPAC if: (i) any Company or any of their subsidiaries enters into bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings or (ii) a liquidator, administrator, restructuring officer, or similar person is appointed on behalf of a Company;

●	by either the Companies or SPAC upon a material breach of any representation, warranty, covenant, or agreement on the part of the other in the Business Combination Agreement or in any other agreements relating to the Transactions and such breach is not cured within thirty (30) days following receipt of a written notice of such breach; or

●	by written notice from Lancaster to SPAC if the closing of a convertible note transaction between Lancaster and CIIG Management III LLC, a Delaware limited liability company and an existing sponsor of SPAC (“CIIG III”), which is conditioned on the public filing of the Registration Statement, is not consummated in accordance with the terms of the convertible note.

If the Business Combination Agreement is terminated, the Business Combination Agreement will become void and have no effect, without any liability on the part of any party thereto or its respective affiliates, officers, directors, or shareholders, other than liability of the Companies or SPAC, as the case may be, for fraud or for any willful and material breach of the Business Combination Agreement occurring prior to such termination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash outside the Trust Account of $652 available for working capital needs and working capital deficit of $2,277,105. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2026, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2026.

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

Recent changes in international trade policies, tariffs and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, the Trust Account had $45,065,840 and $279,998,549 held in marketable securities, respectively. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the years ended December 31, 2023 and 2022, the Company withdrew $238,305,063 and $0, respectively, of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,196,485 and 27,600,000, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2023 and 2022, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2021	27,600,000	$276,013,345
Plus:
Remeasurement of carrying value to redemption value	—	3,985,204
Ordinary shares subject to possible redemption, December 31, 2022	27,600,000	$279,998,549
Less:
Redemption	(23,403,515)	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value	—	3,372,354

Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the year ended December 31, 2023 and 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

	For the Years Ended December 31,
	2023		2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per share
Numerator:
Allocation of net income including remeasurement of temporary equity	$257,867	$265,679	$11,837,963	$2,959,491
Denominator
Weighted-average shares outstanding	6,697,135	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.04	$0.04	$0.43	$0.43

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At December 31, 2023, the Working Capital Loan Option no longer existed and at December 31, 2022 the value of the Working Capital Loan Option was $0. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. As such, there is no effect on the Company’s financial statements.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management believes the adoption of ASU 2023-07 does not have a material impact on its financial statements and disclosures.

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

Securities Assignment Agreement

On January 17, 2023, pursuant to the Securities Assignment Agreement, CIIG, acquired an aggregate of 5,662,000 Class B ordinary shares and 250,667 Private Placement Warrants of the Company from Crown PropTech Sponsor in a private transaction.

As the transaction is between the previous Sponsor and the current Sponsor, the transaction does not involve the Company issuing, repurchasing, or modifying its own equity or warrants. As such, there was no impact the the Company’s financial statements.

In association with the Securities Assignment Agreement, the prior Sponsor agreed to pay certain operating expenses of the Company. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, the Company recognized an equity contribution on the statement of changes in shareholders’ deficit of $263,040 for the value of the operating expenses paid by the previous Sponsor.

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

Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be non-redemption agreement expense in accordance with SAB Topic 5T.

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

Promissory Note—Related Party

On July 20, 2023, CIIG advanced the Company $114,419 in to be used for working capital. The loaned funds advanced to the Company are non-interest bearing and are due upon demand.

In December 2023, $135,000 borrowed under the A&R Note (discussed below) were reclassified as due to related party on the balance sheet.

At December 31, 2023, the Company reported $915,419 as due to related party on the balance sheet. At December 31, 2022, the Company reported $666,000 as convertible note – related party and $339,107 as due to related party.

Administrative Support Agreement

Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At December 31, 2023 and 2022, $0 and $339,107, respectively, was reported on the balance sheets as due to related party. With the waiver of the Administrative support services fees, at December 31, 2023, $339,107 is included in the statements of changes in shareholders’ deficit.

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

On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right.

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

Settlement of Payables

For the years ended December 31, 2023 and 2022, the Company settled payables of $759,643 and $6,472,941, respectively, due to vendors and related parties in accordance with ASC Topic 405 “Liabilities”.

The 2023 settlement of payables of $759,643 included $339,107 with a related party in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $420,536 was recognized as a gain in the statement of operations.

The Company recognized a gain of $6,472,941 in the statement of operations for the year ended December 31, 2022, for the settlement of payables.

In addition, in December 2022, the underwriters agreed to waive their right to receive the deferred underwriting discount of $0.35 per Unit, or $9,660,000 in the aggregate, that was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination. For the year ended December 31, 2022 in relation to the waiver of the deferred underwriting discount, the Company recognized other income of $479,780 for offering costs related to warrant issuance and an increase in additional paid-in capital of $9,180,220.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were no shares issued and outstanding (excluding 4,196,485 and 27,600,000 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets. At December 31, 2023, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was reclassified as Level 2.

At December 31, 2022, the Company utilized an internal model to value the Working Capital Loan option utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Working Capital Loan option liability were classified within Level 3 of the fair value hierarchy. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At December 31, 2023, the Working Capital Loan Option no longer existed.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$45,065,840	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

December 31, 2022	Level 1	Level 2	Level 3

Assets:
Investments held in Trust Account	$279,998,549	$—	$—

Liabilities:
Working Capital Loan Option	$—	$—	$—
Public Warrants	—	—	—
Private Warrants	—	—	—
Fair Value of warrants and Working Capital Loan Option	$—	$—	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed in the Notes and below, that would have required adjustment or disclosure in the financial statements.

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

February 9, 2024

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

August 9, 2024

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

May 9, 2025

On May 9, 2025, the Company’s shareholders approved an amendment to amend and restate the Company’s Fourth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026 (the “May 2025 Extension Proposal”).

In connection with the vote to approve the May 2025 Extension Proposal, shareholders holding an aggregate of 21,807 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result approximately, $0.25 million (approximately $11.47 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 491,806 Class A ordinary shares issued and outstanding.

Associated with the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “May 2025 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “May 2025 Non-Redeemed Shares”) in connection with the May 9, 2025 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such May 2025 Non-Redeemed Shares through the May 9, 2025 Extraordinary General Meeting.

The May 2025 Non-Redemption Agreements provided for the assignment of up 115,287 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the May 9, 2025 Extraordinary General Meeting.

Revised A&R Note

On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

Non-Redemption Agreements

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

Beginning on May 6, 2025, and continuing until the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into the Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination.

Financial Advisor Service Agreement

On June 1, 2025, the Company engaged Jett Capital Advisors, LLC (“Jett Capital”) as financial advisor to advise the Company on their proposed Business Combination with Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited.

The Company has agreed to pay Jett Capital as follows:

Work Fee

A work fee of $100,000 upon the execution of the agreement. As of the filing of this Form 10-K, this work fee has not been paid.

Transaction Fee; Business Combination

Upon the Company closing a Business Combination, Jett Capital shall receive a cash transaction fee payable as follows:

i.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are $15.0 million, or less, Jett Capital shall receive a cash transaction fee equal to $2.5 million with $500,000 of the cash transaction fee paid at close of the Business Combination, and $2.0 million of the cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

ii.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are greater than $15.0 million, but less than $25.0 million, Jett Capital shall receive a cash transaction fee equal to $2.5 million with the cash transaction fee paid at close of the Business Combination equal to 50% of every dollar in proceeds (net of offering fees) above $15.0 million paid in cash up to a total of $2.5 million and any remaining balance owed on the $2.5 million cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

iii.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are equal to or greater than $25.0 million, but less than $35.0 million, Jett Capital shall receive a cash transaction fee equal to $4.5 million with $2.5 million of the cash transaction fee paid at close of the Business Combination. and $2.0 million of the cash transaction fee deferred and payable upon close of the first offering completed by Mkango following the Business Combination.

iv.	In the event that the proceeds (net of offering fees paid to advisors in the offering(s)) raised in connection with the Business Combination are equal to greater than $35.0 million, Jett Capital shall receive a cash transaction fee equal to $4.5 million at close of the Business Combination.

Offering Fee; Business Combination PIPE

For any offering, or combination of offerings that provide incremental gross proceeds beyond the Trust Account of the Company to Mkango at close of the Business Combination (the “Business Combination PIPE” or the “PIPE”), Jett Capital shall be a Joint-Placement Agent in this PIPE with Cohen & Company Capital Markets (“CCM”), each collecting fifty percent (50.0%) of a cash fee equal to four and a half percent (4.5%) of the gross proceeds raised in the PIPE.

Offering Fee; Equity Offering

Upon the Company closing an equity or equity-linked offering following the close of the Business Combination, Jett Capital shall be a Joint Placement Agent in the equity or equity-linked Offering and receive 50% of a cash fee equal to six percent (6.0%) of the total offering size payable at offering close from immediately available funds.

Offering Fee; Debt Offering

Upon the Company closing a debt offering following the close of the proposed Business Combination, Jett Capital shall be a Joint Placement Agent in the debt offering and receive 50% of a cash fee equal to three percent (3.0%) of the total Offering size payable at offering close from immediately available funds.

Proposed Business Combination

As discussed in Note 1, on July 2, 2025, (i) the Company (“SPAC”), (ii) Mkango (Cayman) Limited, (iii) Lancaster Exploration Limited, (iv) Mkango Polska s.p. Z.o.o., (v) Mkango ServiceCo UK Limited, and (vi) MKA Exploration Ltd., entered into a business combination agreement.

(b) Exhibits.

Exhibit Number	Description of Document

2.1†	Business Combination Agreement, dated as of July 2, 2025, by and among CPTK, Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA Exploration Limited, Mkango ServiceCo UK Limited and Mkango (Cayman) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023 (file no. 001-40017)).

3.2	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 12, 2024 (file no. 001-40017)).

3.3	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2024 (file no. 001-40017)).

3.4	Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2025 (file no. 001-40017)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.4	Warrant Agreement, dated February 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

4.5*	Description of Securities

4.6	Form of Warrant Assignment and Assumption ((incorporated by reference to Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017)).

10.1	Amended & Restated Promissory Note, dated March 28, 2025, issued by the registrant to Richard Chera (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed March 31, 2025 (file no. 001-40017)).

10.2	Securities Purchase Agreement between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.3	Private Placement Warrants Purchase Agreement, dated as February 8, 2021, between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.4	Investment Management Trust Agreement between CPTK and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.5	Registration Rights Agreement, dated February 8, 2021, among CPTK, CPTK’s sponsor and certain equity holders of CPTK (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.6	Letter Agreement, dated February 8, 2021, between CPTK and CPTK’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.7	Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).

10.8	Letter Agreement, dated January 17, 2023, by and between Crown PropTech Acquisitions and Crown PropTech Sponsor.

10.9	Shareholder Support Agreement, dated July 2, 2025, by and among CPTK, Mkango Resources Ltd., Lancaster Exploration Limited, Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

Exhibit Number	Description of Document

10.10	Sponsor Support Agreement, dated as of July 2, 2025, by and among CPTK, CIIG Management III LLC, the investor parties thereto, Lancaster Exploration Limited, Mkango Polska s.p. Z.o.o., Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

10.11	Amended and Restated Promissory Note, dated January 17, 2023, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed June 2, 2023 (file No. 001-40017)).

10.12	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (file no. 001-40017)).

10.13	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2023 (file no. 001-40017)).

10.14	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the February 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2024 (SEC file no. 001-40017)).

10.15	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the August 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2024 (SEC file no. 001-40017)).

10.13	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the May 2025 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2025 (SEC file no. 001-40017)).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: September 11, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Minnick	Chief Executive Officer	September 11, 2025
Michael Minnick	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Richard Chera	Director (Chairman)	September 11, 2025
Richard Chera

/s/ Lisa Holladay	Director	September 11, 2025
Lisa Holladay

/s/ Stephen Siegel	Director	September 11, 2025
Stephen Siegel

/s/ Christopher Rogers	Director	September 11, 2025
Christopher Rogers