Form 10-Q
period 2024-03-31
Crown PropTech Acquisitions
filed 2025-10-21
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CPTKW	N/A

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

As of October 19, 2025, 491,806 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets	Unaudited
Current assets:
Cash	$425	$652
Prepaid expenses	10,317	2,821
Total current assets	10,742	3,473

Investments held in Trust account	21,765,979	45,065,840
Total assets	$21,776,721	$45,069,313

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,583,978	$1,365,159
Due to related party	1,086,419	915,419
Total current liabilities	2,670,397	2,280,578

Warrant liabilities	14	14
Total liabilities	2,670,411	2,280,592

Commitments
Class A ordinary shares subject to possible redemption, 2,000,638 and 4,196,485 shares at a redemption value of $10.88 and $10.74 as of March 31, 2024 and December 31, 2023, respectively	21,765,979	45,065,840

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 2,000,638 and 4,196,485 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	11,988,266	11,612,285
Accumulated deficit	(14,648,625)	(13,890,094)
Total shareholders’ deficit	(2,659,669)	(2,277,119)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$21,776,721	$45,069,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
		(Restated)
Operating costs	$382,550	$1,176,769
Loss from operations	(382,550)	(1,176,769)
Other income:
Trust dividend income	424,985	1,701,319
Non-redemption agreement expense	(375,981)	(1,156,500)
Change in fair value of warrant liabilities	—	(1,421,333)
Settlement of payables	—	38,764
Total other income, net	49,004	(837,750)
Net loss	$(333,546)	$(2,014,519)
Weighted average redeemable shares outstanding	2,941,715	14,338,008
Basic and diluted net loss per redeemable share	$(0.03)	$(0.09)
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(424,985)	(424,985)
Capital contribution from Sponsor	—	—	375,981	—	375,981
Net loss	—	—	—	(333,546)	(333,546)
Balance as of March 31, 2024	6,900,000	$690	$11,988,266	$(14,648,625)	$(2,659,669)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (RESTATED)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	8,000	—	8,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,701,319)	(1,701,319)
Equity contribution from Non-Redemption Agreements	—	—	1,156,500	—	1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	—	—	339,107	—	339,107
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	—	—	263,040	—	263,040
Net loss	—	—	—	(2,014,519)	(2,014,519)
Balance as of March 31, 2023	6,900,000	690	11,294,588	(14,757,124)	(3,461,846)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(333,546)	$(2,014,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	1,421,333
Non-redemption agreement expense	375,981	1,156,500
Trust dividend income	(424,985)	(1,701,319)
Settlement of payables and due to related party	—	(38,764)
Changes in current assets and current liabilities:
Prepaid expenses	(7,496)	39,616
Accounts payable and accrued expenses	218,819	652,274
Net cash used in operating activities	(171,227)	(484,879)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	23,724,846	238,305,063
Net cash provided by investing activities	23,724,846	238,305,063
Cash Flows from Financing Activities:
Capital contribution from Sponsors	—	8,000
Borrowings under the promissory note	—	135,000
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	—	263,040
Proceeds from promissory note to related party	171,000	—
Redemption of Class A ordinary share subject to possible redemption	(23,724,846)	(238,305,063)
Net cash used in financing activities	(23,553,846)	(237,899,023)
Net Change in Cash	(227)	(78,839)
Cash—Beginning of period	652	80,212
Cash—Ending of period	$425	$1,373
Supplemental Disclosure of Non-cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$375,981	$1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$—	$339,107
Remeasurement of Class A ordinary shares subject to possible redemption	$424,985	$1,701,319

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income on cash and cash equivalents from the proceeds derived from the IPO.

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

In connection with the above transaction, Crown PropTech Sponsor entered into a letter agreement dated January 17, 2023, whereby Crown PropTech Sponsor is no longer entitled to receive any payments under the administrative services agreement, and the Company is no longer required to pay any such payments. Additionally, Crown PropTech Sponsor waived their right to receive $339,107 related to the administrative services agreement.

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

Notice of Delisting

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

Trust Account

Following the closing of the IPO on February 11, 2021, an amount of $276,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, if any, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

As discussed in Note 11, the Company’s shareholders have agreed to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026.

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

Shareholder Meetings

February 9, 2023

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

The February 9, 2024 Non-Redemption Agreements provide for the assignment of up to 464,414 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors in exchange for such Investors agreeing to hold and not redeem certain public shares at the February 9, 2024 Extraordinary General Meeting.

In connection with the vote to approve the February 9, 2024 Extension Proposal, shareholders holding an aggregate of 2,195,847 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $23,724,846 (approximately $10.80 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 2,000,638 Class A ordinary shares issued and outstanding.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $2,659,655. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2024, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2024, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

The Company has incurred and expects to continue to incur significant costs in pursuit of it financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements are issued. Although no formal agreement exists, the Sponsors are committed to extend loans as needed (see Note 6).

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2026, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2026.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent changes in international trade policies, tariffs and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

Note 2– Restatement of Previously Issued Financial Statements

On October 13, 2025, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that the Company’s previously issued interim financial statements as of and for the periods ended March 31, June 30, and September 30, 2023 (the impacted periods) should be restated to correct the accounting for the below transactions:

During the three months ended March 31, 2023, the Company entered into non-redemption agreements with certain investors. For the 2023 quarterly periods, the Company reported the impact in the statement of changes in shareholders’ deficit. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $1,156,500 as an expense on the statement of operations.

The transaction was determined to be a transfer of an existing equity interest between shareholders, coupled with an agreement not to redeem, the appropriate accounting is consistent with SEC Staff guidance in SAB Topic 5T (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”). Any value conveyed to the investor is a cost of securing financing or corporate actions, borne and funded entirely by the Sponsor, and thus would be reflected as a capital contribution to the Company, with a corresponding charge to expense in the Company’s books. No recognition of a new liability or equity instrument by the Company is warranted, as the Company is not a party to an issuance transaction and is not contractually bound to deliver shares or cash consideration to the investor.

During the three month period ended March 31, 2023, Crown PropTech Sponsor forgave the Company for administrative fees due Crown PropTech Sponsor. In March 2023, the Company reported this amount as a component of total other income, net on the statement of operations. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $339,107 as an equity contribution on the statement of changes in shareholders’ deficit.

The Crown PropTech Sponsor’s debt forgiveness was determined to be a capital contribution by a principal stockholder which requires recognition in the Company’s financial statements as an increase to additional paid-in capital. This treatment reflects the substance of a stockholder capital contribution consistent with SAB Topic 5T’s guidance (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”).

In connection with a Securities Assignment Agreement dated January 17, 2023, the Crown PropTech Sponsor agreed to pay all expenses of the company until December 31, 2022. In March 2023, the company included these expenses as operating costs. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $263,040 as an equity contribution on the statement of changes in shareholders’ deficit.

The Securities Assignment Agreement does not give rise to a recognition or measurement event for the Company under accounting principles generally accepted in the United States of America (“GAAP”) with the exception of the legacy expenses of the Company that have been paid by Crown PropTech Sponsor. The legacy expenses paid on the Company’s behalf by a principal stockholder requires recognition in the Company’s financial statements as a decrease to the relevant expense and an increase to additional paid-in capital, measured based on the value of the consideration transferred to the third party at settlement. This treatment reflects the substance of a stockholder-funded Company expense rather than a related-party exchange measured solely by stated terms and is consistent with SAB Topic 5T’s guidance and related GAAP references. The remaining terms of the agreement represents a secondary sale of existing securities between two non-issuer parties. The Company’s role is limited to acknowledgment, ensuring compliance with transfer restrictions, and reflecting governance or related party disclosures in SEC filings. No gain, loss, equity adjustment, or liability is recorded in the Company’s financial statements as this is a transaction between sponsors (transfer of securities between one sponsor to another) that does not impact the Company.

In addition to the restatements of the above items, for the three months ended March 31, 2023, components of accumulated deficit on the statement of changes in shareholders’ deficit were restated, resulting in no change in accumulated deficit. The restatement related to a securities assignment agreement dated January 17, 2023. In the Company’s March 31, 2023 Form 10-Q filed with the SEC on June 2, 2023, the company recognized $2,837,593 in accumulated deficit with an offset in the same amount. Upon further review, management determined the transaction did not warrant recognition in the financial statements under SAB 5T.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Restatement	As Restated

Balance Sheet September 31, 2023

Additional Paid-in Capital	$9,853,638	$1,758,647	$11,612,285
Accumulated Deficit	$(12,268,361)	$(1,758,647)	$(14,027,008)

Statements of Operations for the Nine Months Ended September 30, 2023

Operating costs	$1,649,613	$244,812	$1,894,425
Loss from Operations	$(1,649,613)	$(244,812)	$(1,894,425)
Settlement of payables	$777,871	$(357,335)	$420,536
Non-redemption agreement expense	$-	$(1,156,500)	$(1,156,500)
Total other income, net	$3,204,616	$(1,513,835)	$1,690,781
Net income	$1,555,003	$(1,758,647)	$(203,644)
Basic and diluted net income per redeemable share	$0.11	$(0.12)	$(0.01)
Basic and diluted net income per non-redeemable share	$0.11	$(0.12)	$(0.01)

Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023

Non-redemption agreements	$(1,156,500)	$1,156,500	$-
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Total Additional Paid-in Capital	$9,853,638	$1,758,647	$11,612,285
CIIG Securities Assignment Agreement	$(2,837,593)	$2,837,593	$-
Excess value of CIIG Securities Assignment Agreement	$2,837,593	$(2,837,593)	$-
Net income	$1,555,003	$(1,758,647)	$(203,644)
Total Accumulated Deficit	$(12,268,361)	$(1,758,647)	$(14,027,008)

Statements of Cash Flows for the Nine Months Ended September 30, 2023

Net income	$1,555,003	$(1,758,647)	$(203,644)
Non-redemption agreement expense	$-	$1,156,500	$1,156,500
Settlement of payables	$(777,871)	$357,335	$(420,536)
Accounts payable	$981,923	$(18,228)	$963,695
Net cash used in operating activities	$(654,213)	$(263,040)	$(917,253)
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Net cash used in financing activities	$(237,729,947)	$263,040	$(237,466,907)
Supplemental Disclosure of Non-Cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$-	$1,156,500	$1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107

Balance Sheet June 30, 2023

Additional Paid-in Capital	$9,853,638	$1,758,647	$11,612,285
Accumulated Deficit	$(12,649,985)	$(1,758,647)	$(14,408,632)

Statements of Operations for the Three Months Ended June 30, 2023

Operating costs	$335,774	$(18,228)	$317,546
Loss from Operations	$(335,774)	$18,228	$(317,546)
Settlement of payables	$400,000	$(18,228)	$381,772
Total other income, net	$1,195,983	$(18,228)	$1,177,755

Statements of Operations for the Six Months Ended June 30, 2023

Operating costs	$1,249,503	$244,812	$1,494,315
Loss from Operations	$(1,249,503)	$(244,812)	$(1,494,315)
Settlement of payables	$777,871	$(357,335)	$420,536
Non-redemption agreement expense	$-	$(1,156,500)	$(1,156,500)
Total other income, net	$1,853,840	$(1,513,835)	$340,005
Net income	$604,337	$(1,758,647)	$(1,154,310)
Basic and diluted net income per redeemable share	$0.04	$(0.11)	$(0.07)
Basic and diluted net income per non-redeemable share	$0.04	$(0.11)	$(0.07)

Statements of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2023

Non-redemption agreements	$(1,156,500)	$1,156,500	$-
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Total Additional Paid in Capital	$9,853,638	$1,758,647	$11,612,285
CIIG Securities Assignment Agreement	$(2,837,593)	2,837,593	$-
Excess value of CIIG Securities Assignment Agreement	$2,837,593	(2,837,593)	$-
Net income	$604,337	$(1,758,647)	$(1,154,310)
Total Accumulated Deficit	$(12,649,985)	$(1,758,647)	$(14,408,632)

Statements of Cash Flows for the Six Months Ended June 30, 2023

Net income	$604,337	$(1,758,647)	$(1,154,310)
Non-redemption agreement expense	$-	$1,156,500	$1,156,500
Settlement of payables	$(777,871)	$357,335	$(420,536)
Accounts payable	$736,652	$(18,228)	$718,424
Net cash used in operating activities	$(509,861)	$(263,040)	$(772,901)
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Net cash used in financing activities	$(237,844,366)	$263,040	$(237,581,326)
Supplemental Disclosure of Non-Cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$-	$1,156,500	$1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107

Balance Sheet March 31, 2023

Additional Paid-in Capital	$9,535,941	$1,758,647	$11,294,588
Accumulated Deficit	$(12,998,477)	$(1,758,647)	$(14,757,124)

Statements of Operations for the Three Months Ended March 31, 2023

Operating costs	$913,729	$263,040	$1,176,769
Loss from operations	$(913,729)	$(263,040)	$(1,176,769)
Settlement of payables	$377,871	$(339,107)	$38,764
Non-redemption agreement expense	$-	$(1,156,500)	$(1,156,500)
Total other income, net	$657,857	$(1,495,607)	$(837,750)
Net income	$(255,872)	$(1,758,647)	$(2,014,519)
Basic and diluted net income per redeemable share	$(0.01)	$(0.08)	$(0.09)
Basic and diluted net income per non-redeemable share	$(0.01)	$(0.08)	$(0.09)

Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023

Non-redemption agreements	$(1,156,500)	$1,156,500	$-
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Total Additional Paid in Capital	$9,535,941	$1,758,647	$11,294,588
CIIG Securities Assignment Agreement	$(2,837,593)	2,837,593	$-
Excess value of CIIG Securities Assignment Agreement	$2,837,593	(2,837,593)	$-
Net income	$(255,872)	$(1,758,647)	$(2,014,519)
Total Accumulated Deficit	$(12,998,477)	$(1,758,647)	$(14,757,124)

Statements of Cash Flows for the Three Months Ended March 31, 2023

Net income	$(255,872)	$(1,758,647)	$(2,014,519)
Non-redemption agreement expense	$-	$1,156,500	$1,156,500
Settlement of payables	$(377,871)	$339,107	$(38,764)
Net cash used in operating activities	$(221,839)	$(263,040)	$(484,879)
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Net cash used in financing activities	$(238,162,063)	$263,040	$(237,899,023)
Supplemental Disclosure of Non-Cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$-	$1,156,500	$1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107

Note 3  —  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on September 12, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, the Trust Account had $21,765,979 and $45,065,840 held in marketable securities, respectively. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three months ended March 31, 2024, the Company withdrew $23,724,846 of principal and dividend income from the Trust Account in connection with redemptions. During the year ended December 31, 2023, the Company withdrew $238,305,063 of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 2,000,638 and 4,196,485, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2024 and December 31, 2023, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2022	27,600,000	$279,998,549
Less:
Redemption	(23,403,515)	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value	—	3,372,354
Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(2,195,847)	(23,724,846)
Plus:
Remeasurement of carrying value to redemption value	—	424,985
Ordinary shares subject to possible redemption, March 31, 2024	2,000,638	$21,765,979

Net Loss per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three months ended March 31, 2024 and 2023. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

	For the three months ended March 31,
	2024		2023 (restated)
	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss including remeasurement of temporary equity	$(99,698)	$(233,848)	$(1,360,023)	$(654,496)
Denominator
Weighted-average shares outstanding	2,941,715	6,900,000	14,338,008	6,900,000
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.09)

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2024 and December 31, 2023, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. As such, there is no effect on the Company’s financial statements.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Securities Assignment Agreement (Restated)

On January 17, 2023, pursuant to the Securities Assignment Agreement, CIIG, acquired an aggregate of 5,662,000 Class B ordinary shares and 250,667 Private Placement Warrants of the Company from Crown PropTech Sponsor in a private transaction.

As the transaction is between the previous Sponsor and the current Sponsor, the transaction does not involve the Company issuing, repurchasing, or modifying its own equity or warrants. As such, there was no impact the Company’s financial statements.

In association with the Securities Assignment Agreement, the prior Sponsor agreed to pay certain operating expenses of the Company. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, the Company recognized an equity contribution on the statement of changes in shareholders’ deficit of $263,040 for the value of the operating expenses paid by the previous Sponsor.

Non-Redemption Agreements (Restated)

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

In February 2024, the Company and CIIG entered into the Non-Redemption Agreements with Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 464,414 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 1,857,655 Class A ordinary shares at the February 2024 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 464,414 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the 464,414 Class B ordinary shares attributable to the Non-Redeeming Investors to be $375,981 or $0.81 per share.

Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be non-redemption agreement expense in accordance with SAB Topic 5T.

Note 4 — Initial Public Offering

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

On January 17, 2023, CIIG entered into the Securities Assignment Agreement, by and among Crown PropTech Sponsor, CIIG and Richard Chera, whereby the Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. Total consideration paid for the class B ordinary shares and private placement warrants was $21,717.

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

At March 31, 2024 and December 31, 2023, the Company reported $1,086,419 and $915,419 as due to related party on the balance sheet, respectively.

Administrative Support Agreement (Restated)

Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At March 31, 2024 and December 31, 2023, there were no fees reported on the condensed balance sheets as due to related party. At March 31, 2024 the Company reported $0 for administrative support services and at March 31, 2023, $339,107 is included in the restated statement of changes in shareholders’ deficit related to the waiving of the administrative support agreement fees.

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

Settlement of Payables (Restated)

For the period ended March 31, 2024 and December 31, 2023, the Company settled payables of $0 and $759,643, respectively, due to vendors and related parties in accordance with ASC Topic 405 “Liabilities”.

For the three months ended March 31, 2023, the Company settled payable for an aggregate of $377,871, of which $339,107 was with a related party in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $38,764 was recognized as a gain in the statement of operations.

Note 8 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were no shares issued and outstanding (excluding 2,000,638 and 4,196,485 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets. At March 31, 2024 and December 31, 2023, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was reclassified as Level 2.

On May 31, 2023 and effective January 17, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2024 and December 31, 2023, the Working Capital Loan Option no longer existed.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$21,765,979	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

December 31, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$45,065,840	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed in the Notes and below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Proposed Business Combination

As discussed in Note 1, on July 2, 2025, (i) the Company (“SPAC”), (ii) Mkango (Cayman) Limited, (iii) Lancaster Exploration Limited, (iv) Mkango Polska s.p. Z.o.o., (v) Mkango ServiceCo UK Limited, and (vi) MKA Exploration Ltd., entered into a business combination agreement.

Shareholder Meetings

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

The Company has agreed to pay Jett Capital as follows:

Work Fee

A work fee of $100,000 upon the execution of the agreement. As of the filing of this Form 10-Q, this work fee has not been paid.

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

The Company has agreed to pay Jett Capital as follows:

Work Fee

A work fee of $100,000 upon the execution of the agreement. As of the filing of this Form 10-Q, this work fee has not been paid.

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

Settlement of Payables (Restated)

For the period ended March 31, 2024 and December 31, 2023, the Company settled payables of $0 and $759,643, respectively, due to vendors and related parties.

For the three months ended March 31, 2023, the Company settled payable for an aggregate of $377,871, of which $339,107 was with a related party in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $38,764 was recognized as a gain in the statement of operations.

Restatement of Previously Issued Financial Statements

On October 13, 2025, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that the Company’s previously issued interim financial statements as of and for the periods ended March 31, June 30, and September 30, 2023 (the impacted periods) should be restated to correct the accounting for the below transactions:

During the three months ended March 31, 2023, the Company entered into non-redemption agreements with certain investors. For the 2023 quarterly periods, the Company reported the impact in the statement of changes in shareholders’ deficit. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $1,156,500 as an expense on the statement of operations.

The transaction was determined to be a transfer of an existing equity interest between shareholders, coupled with an agreement not to redeem, the appropriate accounting is consistent with SEC Staff guidance in SAB Topic 5T (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”). Any value conveyed to the investor is a cost of securing financing or corporate actions, borne and funded entirely by the Sponsor, and thus would be reflected as a capital contribution to the Company, with a corresponding charge to expense in the Company’s books. No recognition of a new liability or equity instrument by the Company is warranted, as the Company is not a party to an issuance transaction and is not contractually bound to deliver shares or cash consideration to the investor.

During the three month period ended March 31, 2023, Crown PropTech Sponsor forgave the Company for administrative fees due Crown PropTech Sponsor. In March 2023, the Company reported this amount as a component of total other income, net on the statement of operations. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $339,107 as an equity contribution on the statement of changes in shareholders’ deficit.

The Crown PropTech Sponsor’s debt forgiveness was determined to be a capital contribution by a principal stockholder which requires recognition in the Company’s financial statements as an increase to additional paid-in capital. This treatment reflects the substance of a stockholder capital contribution consistent with SAB Topic 5T’s guidance (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”).

In connection with a Securities Assignment Agreement dated January 17, 2023, the Crown PropTech Sponsor agreed to pay all expenses of the company until December 31, 2022. In March 2023, the company included these expenses as operating costs. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $263,040 as an equity contribution on the statement of changes in shareholders’ deficit.

The Securities Assignment Agreement does not give rise to a recognition or measurement event for the Company under accounting principles generally accepted in the United States of America (“GAAP”) with the exception of the legacy expenses of the Company that have been paid by Crown PropTech Sponsor. The legacy expenses paid on the Company’s behalf by a principal stockholder requires recognition in the Company’s financial statements as a decrease to the relevant expense and an increase to additional paid-in capital, measured based on the value of the consideration transferred to the third party at settlement. This treatment reflects the substance of a stockholder-funded Company expense rather than a related-party exchange measured solely by stated terms and is consistent with SAB Topic 5T’s guidance and related GAAP references. The remaining terms of the agreement represents a secondary sale of existing securities between two non-issuer parties. The Company’s role is limited to acknowledgment, ensuring compliance with transfer restrictions, and reflecting governance or related party disclosures in SEC filings. No gain, loss, equity adjustment, or liability is recorded in the Company’s financial statements as this is a transaction between sponsors (transfer of securities between one sponsor to another) that does not impact the Company.

In addition to the restatement of the above items, for the three months ended March 31, 2023, components of accumulated deficit on the statement of changes in shareholders’ deficit were restated, resulting in no change in accumulated deficit. The restatement related to a securities assignment agreement dated January 17, 2023. In the Company’s March 31, 2023 Form 10-Q filed with the SEC on June 2, 2023, the company recognized $2,837,593 in accumulated deficit with an offset in the same amount. Upon further review, management determined the transaction did not warrant recognition in the financial statements under SAB 5T.

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

For the three months ended March 31, 2024, we had net loss of $333,546. We incurred $382,550 of operating costs and non-redemption agreement expense of $375,981, partially offset by income on our trust account for $424,985.

For the three months ended March 31, 2023, we had a net loss of $2,014,519 (as restated). We incurred $1,176,769 operating costs (as restated),a change in fair value of warrant liability of $1,421,333 and non-redemption agreement expense of $1,156,500 (as restated), partially offset by income on our trust account for $1,701,319 and settled payables and amounts due to related parties of $38,764 (as restated).

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

For the three months ended March 31, 2024, cash used in operating activities was $171,227, resulting from the net loss of $333,546 which was impacted by non-redemption agreement expense associated with the non-redemption agreements of $375,981, trust dividend income of $424,985 and changes in operating assets and liabilities of $211,323.

For the three months ended March 31, 2024, we withdrew $23,724,846 from the trust account generating $23,724,846 in cash provided by investing activities. We used $23,553,846 in cash for financing activities with $23,724,846 paid for the redemptions of ordinary shares partially offset by $171,000 in borrowings from related parties.

For the three months ended March 31, 2023, cash used in operating activities was $484,879 (as restated), resulting primarily from the net loss of $2,014,519 (as restated) which was impacted by unrealized loss on change in fair value of warrant liabilities of $1,421,333, non-redemption agreement expense of $1,156,500 (as restated), trust dividend income of $1,701,319 and changes in operating assets and liabilities used $653,126 (as restated) of cash from operating activities. For the three months ended March 31, 2023, we withdrew $238,305,063 from the trust account generating $238,305,063 in cash provided by investing activities. We used $237,899,023 (restated) in cash for financing activities with $238,305,063 paid for the redemptions of ordinary shares partially offset by $135,000 in borrowings from related parties, $263,040 from equity contribution from previous Sponsor in connection with the securities assignment agreement (restated) and $8,000 capital contribution from Sponsor.

As of March 31, 2024 and December 31, 2023, we had cash outside the trust account of $425 and $652 available for working capital needs and working capital deficits of $2,659,655 and $2,277,105, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2024 and December 31, 2023, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2024, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2026, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2026.

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

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of March 31, 2024 and December 31, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future. As the waiver of the Administrative Support Payments is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these transactions.

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

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates:

Significant Accounting Policies

Fair Value of Working Capital Loan Option

At December 31, 2022, we utilized an internal model to determine the fair value of the Working Capital Loan Option using observable and unobservable assumptions about future values of the Company’s warrants. Significant variations in these assumptions could have a material impact to the financial statements. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2024 and December 31, 2023, the Working Capital Loan Option no longer existed.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K filed with the SEC on September 12, 2025. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Due to the Company not timely filing its Quarterly Report on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024 and its Annual Report on Form 10-K for the year ended December 31, 2023, the Company is not current in its SEC reporting obligations, which may result in any investment in our securities involving a greater degree of risk.

The Company filed a Notification of Late Filing on Form 12b-25 with the SEC on November 14, 2023 (the “Form 12b-25”) reporting that it required additional time to complete the Form 10-Q. Additionally, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC on April 3, 2024 reporting that it acquired additional time to complete the Form 10-K. Although the Company has dedicated significant resources to the completion of finalizing its financial statements and related disclosures for inclusion in the Form 10-Q and Form 10-K, the Company was unable to file the Form 10-Q prior to the extension periods provided by the respective Notifications of Late Filing. Additional time is needed by the Company to complete its review of the financial statements included in the Form 10-Q and Form 10-K in order to ensure a complete, accurate Form 10-Q and Form 10-K. The Company is working diligently to ensure accurate disclosures are made in the Form 10-Q and Form 10-K and is working to file both reports as promptly as practicable.

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

CROWN PROPTECH ACQUISITIONS

Date: October 20, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)