Form 10-Q
period 2024-09-30
Crown PropTech Acquisitions
filed 2025-11-07
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2025, 491,806 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$425	$652
Prepaid expenses	4,399	2,821
Total current assets	4,824	3,473

Investments held in Trust account	5,737,671	45,065,840
Total assets	$5,742,495	$45,069,313
Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,792,113	$1,365,159
Due to related party	1,178,675	915,419
Total current liabilities	2,970,788	2,280,578

Warrant liabilities	14	14
Total liabilities	2,970,802	2,280,592

Commitments
Class A ordinary shares subject to possible redemption, 513,613 and 4,196,485 shares at redemption value of $11.17 and $10.74 as of September 30, 2024 and December 31, 2023, respectively	5,737,671	45,065,840

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 513,613 and 4,196,485 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	12,063,607	11,612,285
Accumulated deficit	(15,030,275)	(13,890,094)
Total shareholders’ deficit	(2,965,978)	(2,277,119)
Total liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,742,495	$45,069,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023 (Restated)
Operating costs	$260,603	$400,110	$688,859	$1,894,425
Loss from operations	(260,603)	(400,110)	(688,859)	(1,894,425)
Other income (expense):
Trust dividend income	174,717	569,042	880,933	2,782,078
Non-redemption agreement expense	(75,341)	—	(451,322)	(1,156,500)
Change in fair value of warrant liabilities	—	781,734	—	(355,333)
Settlement of payables	—	—	—	420,536
Total other income, net	99,376	1,350,776	429,611	1,690,781
Net (loss) income	$(161,227)	$950,666	$(259,248)	$(203,644)
Weighted average redeemable shares outstanding	1,224,799	4,196,485	2,047,258	7,539,844
Basic and diluted net (loss) income per redeemable share	$(0.02)	$0.09	$(0.03)	$(0.01)
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.02)	$0.09	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(424,985)	(424,985)
Capital contribution from Sponsor	—	—	375,981	—	375,981
Net loss	—	—	—	(333,546)	(333,546)
Balance as of March 31, 2024	6,900,000	690	11,988,266	(14,648,625)	(2,659,669)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(281,231)	(281,231)
Net income	—	—	—	235,525	235,525
Balance as of June 30, 2024	6,900,000	690	11,988,266	(14,694,331)	(2,705,375)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(174,717)	(174,717)
Capital contribution from Sponsor	—	—	75,341	—	75,341
Net loss	—	—	—	(161,227)	(161,227)
Balance as of September 30, 2024	6,900,000	$690	$12,063,607	$(15,030,275)	$(2,965,978)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (RESTATED)

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	8,000	—	8,000
Remeasurement of ordinary shares subject to redemption value	—	—	—	(1,701,319)	(1,701,319)
Equity contribution from Non-Redemption Agreements	—	—	1,156,500	—	1,156,500

Equity contribution from Crown PropTech Sponsor in connection with forgiveness of Administrative Services Agreement	—	—	339,107	—	339,107
Equity contribution from Crown PropTech Sponsor in connection with the Securities Assignment Agreement	—	—	263,040	—	263,040
Net loss	—	—	—	(2,014,519)	(2,014,519)
Balance as of March 31, 2023	6,900,000	690	11,294,588	(14,757,124)	(3,461,846)
Capital contribution from Sponsor	—	—	317,697	—	317,697
Remeasurement of ordinary shares subject to redemption value	—	—	—	(511,717)	(511,717)
Net income	—	—	—	860,209	860,209
Balance as of June 30, 2023	6,900,000	690	11,612,285	(14,408,632)	(2,795,657)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(569,042)	(569,042)
Net income	—	—	—	950,666	950,666
Balance as of September 30, 2023	6,900,000	$690	$11,612,285	$(14,027,008)	$(2,414,033)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023 (Restated)
Cash Flows from Operating Activities:
Net loss	$(259,248)	$(203,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	355,333
Non-redemption agreement expense	451,322	1,156,500
Trust dividend income	(880,933)	(2,782,078)
Settlement of payables and due to related party	—	(420,536)
Changes in current assets and current liabilities:
Prepaid expenses	(1,578)	13,477
Accounts payable and accrued expenses	426,954	963,695
Net cash used in operating activities	(263,483)	(917,253)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	40,209,102	238,305,063
Net cash provided by investing activities	40,209,102	238,305,063

Cash Flows from Financing Activities:
Capital contribution from Sponsors	—	325,697
Equity contribution from Crown PropTech Sponsor in connection with the Securities Assignment Agreement	—	263,040
Working Capital loan borrowings	—	114,419
Borrowings under the promissory note	—	135,000
Proceeds from promissory note to related party	263,256	—
Redemption of Class A ordinary share subject to possible redemption	(40,209,102)	(238,305,063)
Net cash used in financing activities	(39,945,846)	(237,466,907)

Net Change in Cash	(227)	(79,097)
Cash—Beginning of period	652	80,212
Cash—Ending of period	$425	$1,115
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$880,933	$2,782,078
Equity contribution from Crown PropTech Sponsor in connection with forgiveness of Administrative Services Agreement	$—	$339,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $2,965,964. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2024, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2024, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

Note 2– Restatement of Previously Issued Financial Statements

On October 13, 2025, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that the Company’s previously issued interim financial statements as of and for the periods ended September 30, 2023 (the impacted period) should be restated to correct the accounting for the below transactions:

During the three months ended March 31, 2023, the Company entered into non-redemption agreements with certain investors. For the nine months ended September 30, 2023, the Company reported the impact in the statement of changes in shareholders’ deficit. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $1,156,500 as an expense in the statement of operations for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

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

During the nine month period ended September 30, 2023, Crown PropTech Sponsor forgave the Company for administrative fees due Crown PropTech Sponsor. For the nine months ended September 30, 2023, the Company reported this amount as a component of total other income, net on the statement of operations. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $339,107 as an equity contribution on the statement of changes in shareholders’ deficit for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

The Crown PropTech Sponsor’s debt forgiveness was determined to be a capital contribution by a principal shareholder which requires recognition in the Company’s financial statements as an increase to additional paid-in capital. This treatment reflects the substance of a shareholder capital contribution consistent with SAB Topic 5T’s guidance (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”).

In connection with a Securities Assignment Agreement dated January 17, 2023, the Crown PropTech Sponsor agreed to pay all expenses of the company until December 31, 2022. For the nine months ended September 30, 2023, the company included these expenses as operating costs. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $263,040 as an equity contribution on the statement of changes in shareholders’ deficit for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

The Securities Assignment Agreement does not give rise to a recognition or measurement event for the Company under accounting principles generally accepted in the United States of America (“GAAP”) with the exception of the legacy expenses of the Company that have been paid by Crown PropTech Sponsor. The legacy expenses paid on the Company’s behalf by a principal shareholder requires recognition in the Company’s financial statements as a decrease to the relevant gain from settlement of payables and an increase to additional paid-in capital, measured based on the value of the consideration transferred to the third party at settlement. This treatment reflects the substance of a shareholder-funded Company expense rather than a related-party exchange measured solely by stated terms and is consistent with SAB Topic 5T’s guidance and related GAAP references.

In addition to the restatements of the above items, for the nine months ended September 30, 2023, components of accumulated deficit on the statement of changes in shareholders’ deficit were restated, resulting in no change in accumulated deficit. The restatement related to a securities assignment agreement dated January 17, 2023. In the Company’s September 30, 2023 Form 10-Q filed with the SEC on March 31, 2025, the company recognized $2,837,593 in accumulated deficit with an offset in the same amount. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit for this restatement. Upon further review, management determined the transaction did not warrant recognition in the financial statements under SAB 5T.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Restatement	As Restated

Balance Sheet September 30, 2023

Additional Paid-in Capital	$9,853,638	$1,758,647	$11,612,285
Accumulated Deficit	$(12,268,361)	$(1,758,647)	$(14,027,008)

Statements of Operations for the Nine months Ended September 30, 2023

Operating costs	$1,649,613	$244,812	$1,894,425
Loss from Operations	$(1,649,613)	$(244,812)	$(1,894,425)
Settlement of payables	$777,871	$(357,335)	$420,536
Non-redemption agreement expense	$—	$(1,156,500)	$(1,156,500)
Total other income, net	$3,204,616	$(1,513,835)	$1,690,781
Net income	$1,555,003	$(1,758,647)	$(203,644)
Basic and diluted net income per redeemable share	$0.11	$(0.12)	$(0.01)
Basic and diluted net income per non-redeemable share	$0.11	$(0.12)	$(0.01)

Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023

Non-redemption agreements	$(1,156,500)	$1,156,500	$-
Equity contribution from Crown PropTech Sponsor in connection with forgiveness of Administrative Services Agreement	$-	$339,107	$339,107
Equity contribution from Crown PropTech Sponsor in connection with the Securities Assignment Agreement	$-	$263,040	$263,040
Total Additional Paid in Capital	$9,853,638	$1,758,647	$11,612,285
CIIG Securities Assignment Agreement	$(2,837,593)	2,837,593	$-
Excess value of CIIG Securities Assignment Agreement	$2,837,593	(2,837,593)	$-
Net income	$1,555,003	$(1,758,647)	$(203,644)
Total Accumulated Deficit	$(12,268,361)	$(1,758,647)	$(14,027,008)

Statements of Cash Flows for the Nine Months Ended September 30, 2023

Net income	$1,555,003	$(1,758,647)	$(203,644)
Non-redemption agreement expense	$—	$1,156,500	$1,156,500
Settlement of payables	$(777,871)	$357,335	$(420,536)
Accounts payable	$981,923	$(18,228)	$963,695
Net cash used in operating activities	$(654,213)	$(263,040)	$(917,253)
Equity contribution from Crown PropTech Sponsor in connection with the Securities Assignment Agreement	$—	$263,040	$263,040
Net cash used in financing activities	$(237,729,947)	$263,040	$(237,466,907)
Supplemental Disclosure of Non-Cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$—	$1,156,500	$1,156,500
Equity contribution from Crown PropTech Sponsor in connection with forgiveness of Administrative Services Agreement	$—	$339,107	$339,107

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 and $652 of cash and no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024 and December 31, 2023, the Trust Account had $5,737,671 and $45,065,840 held in marketable securities, respectively. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three and nine months ended September 30, 2024, the Company withdrew $16,484,256 and $40,209,102 , respectively, of principal and interest income from the Trust Account in connection with redemptions. During the three and nine months ended September 30, 2023, the Company withdrew $0 and $238,305,063, respectively, of principal and interest income from the Trust Account in connection with redemptions. During the year ended December 31, 2023, the Company withdrew $238,305,063 of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account.

 Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 513,613 and 4,196,485, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of September 30, 2024 and December 31, 2023, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(2,195,847)	(23,724,846)
Plus:
Remeasurement of carrying value to redemption value	—	424,985
Ordinary shares subject to possible redemption, March 31, 2024	2,000,638	21,765,979
Plus:
Remeasurement of carrying value to redemption value	—	281,231
Ordinary shares subject to possible redemption, June 30, 2024	2,000,638	22,047,210
Less:
Redemption	(1,487,025)	(16,484,256)
Plus:
Remeasurement of carrying value to redemption value	—	174,717
Ordinary shares subject to possible redemption, September 30, 2024	513,613	$5,737,671

Net (Loss) Income per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three or nine months ended September 30, 2024 and 2023. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023 (restated)		2024		2023 (restated)
	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(24,305)	$(136,922)	$359,524	$591,142	$(59,320)	$(199,928)	$(106,334)	$(97,310)
Denominator
Weighted-average shares outstanding	1,224,799	6,900,000	4,196,485	6,900,000	2,047,258	6,900,000	7,539,844	6,900,000
Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$0.09	$0.09	$(0.03)	$(0.03)	$(0.01)	$(0.01)

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At September 30, 2024 and December 31, 2023, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. Given the warrants had no significant value at the time of the debt modification, there is no effect on the Company’s financial statements for the debt modification.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Beginning on August 8, 2024, and continuing until the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into the Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $75,341 or $0.65 per share.

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

On January 17, 2023, CIIG entered into the Assignment Agreement, by and among Crown PropTech Sponsor, CIIG and Richard Chera, whereby the Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. Total consideration paid by CIIG for the class B ordinary shares and private placement warrants was $21,717.

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

Additionally, in August 2024, CIIG paid certain expenses on behalf of the Company aggregating $30,756.

At September 30, 2024 and December 31, 2023, the Company reported $1,178,675 and $915,419 as due to related party on the balance sheets, respectively.

Administrative Support Agreement (Restated)

Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At September 30, 2024 and December 31, 2023, there were no fees reported on the condensed balance sheets as due to related party. For the three and nine months ended September 30, 2024 and 2023, no amounts were incurred for these services.

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

Settlement of Payables (Restated)

For the three and nine months ended September 30, 2023, the Company settled payables for an aggregate of $0 and $759,643, respectively, due to vendors and related parties and reported these amounts in accordance with ASC Topic 405 “Liabilities”. The settlement of the payables is reported on the statements of operations and statements of changes in shareholders’ deficit with $0 and $420,536, respectively, reported in the statement of operations for the three and nine months ended September 30, 2023. Included in the settled payables for the nine months ended September 30, 2023 was $339,107 with a related party in relation to the Administrative Services Agreement. For the three and nine months ended September 30, 2023, $0 and $339,107, respectively, was recognized in the statement of changes in shareholders’ deficit for the settlement of these payables. There were no settled payables for the three or nine months ended September 30, 2024.

Note 8 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2024 and December 31, 2023, there were no shares issued and outstanding (excluding 513,613 and 4,196,485 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2024 and December 31, 2023, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s management believes the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets. At September 30, 2024 and December 31, 2023, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,737,671	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

December 31, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$45,065,840	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

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

Shareholder Meeting

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

Settlement of Payables (Restated)

For the three and nine months ended September 30, 2023, the Company settled payables for an aggregate of $0 and $759,643, respectively, due to vendors and related parties and reported these amounts in accordance with ASC Topic 405 “Liabilities”. The settlement of the payables is reported on the statements of operations and statements of changes in shareholders’ deficit with $0 and $420,536, respectively, reported in the statement of operations for the three and nine months ended September 30, 2023. Included in the settled payables for the nine months ended September 30, 2023 was $339,107 with a related party in relation to the Administrative Services Agreement. For the three and nine months ended September 30, 2023, $0 and $339,107, respectively, was recognized in the statement of changes in shareholders’ deficit for the settlement of these payables. There were no settled payables for the three or nine months ended September 30, 2024.

Restatement of Previously Issued Financial Statements

On October 13, 2025, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that the Company’s previously issued interim financial statements as of and for the periods ended September 30, 2023 (the impacted period) should be restated to correct the accounting for the below transactions:

During the three months ended March 31, 2023, the Company entered into non-redemption agreements with certain investors. For the nine months ended September 30, 2023, the Company reported the impact in the statement of changes in shareholders’ deficit. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $1,156,500 as an expense in the statement of operations for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

The transaction was determined to be a transfer of an existing equity interest between shareholders, coupled with an agreement not to redeem, the appropriate accounting is consistent with SEC Staff guidance in SAB Topic 5T (“Accounting for Expenses or Liabilities Paid by Principal Shareholder(s)”). Any value conveyed to the investor is a cost of securing financing or corporate actions, borne and funded entirely by the Sponsor, and thus would be reflected as a capital contribution to the Company, with a corresponding charge to expense in the Company’s books. No recognition of a new liability or equity instrument by the Company is warranted, as the Company is not a party to an issuance transaction and is not contractually bound to deliver shares or cash consideration to the investor.

During the nine month period ended September 30, 2023, Crown PropTech Sponsor forgave the Company for administrative fees due Crown PropTech Sponsor. For the nine months ended September 30, 2023, the Company reported this amount as a component of total other income, net on the statement of operations. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $339,107 as an equity contribution on the statement of changes in shareholders’ deficit for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

The Crown PropTech Sponsor’s debt forgiveness was determined to be a capital contribution by a principal shareholder which requires recognition in the Company’s financial statements as an increase to additional paid-in capital. This treatment reflects the substance of a shareholder capital contribution consistent with SAB Topic 5T’s guidance (“Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”).

In connection with a Securities Assignment Agreement dated January 17, 2023, the Crown PropTech Sponsor agreed to pay all expenses of the company until December 31, 2022. For the nine months ended September 30, 2023, the company included these expenses as operating costs. In accordance with the 10-K as of December 31, 2023 filed by the Company with the SEC on September 12, 2025, the Company adjusted the impact of $263,040 as an equity contribution on the statement of changes in shareholders’ deficit for the nine months ended September 30, 2023. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit or the statement of operations for this restatement.

The Securities Assignment Agreement does not give rise to a recognition or measurement event for the Company under accounting principles generally accepted in the United States of America (“GAAP”) with the exception of the legacy expenses of the Company that have been paid by Crown PropTech Sponsor. The legacy expenses paid on the Company’s behalf by a principal shareholder requires recognition in the Company’s financial statements as a decrease to the relevant gain from settlement of payables and an increase to additional paid-in capital, measured based on the value of the consideration transferred to the third party at settlement. This treatment reflects the substance of a shareholder-funded Company expense rather than a related-party exchange measured solely by stated terms and is consistent with SAB Topic 5T’s guidance and related GAAP references.

In addition to the restatements of the above items, for the nine months ended September 30, 2023, components of accumulated deficit on the statement of changes in shareholders’ deficit were restated, resulting in no change in accumulated deficit. The restatement related to a securities assignment agreement dated January 17, 2023. In the Company’s September 30, 2023 Form 10-Q filed with the SEC on March 31, 2025, the company recognized $2,837,593 in accumulated deficit with an offset in the same amount. For the three months ended September 30, 2023, there was no impact to the statement of changes in shareholders’ deficit for this restatement. Upon further review, management determined the transaction did not warrant recognition in the financial statements under SAB 5T.

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

For the three months ended September 30, 2024, we had a net loss of $161,227 driven by $260,603 of operating costs and non-redemption agreement expense of $75,341, partially offset by income in our trust account of $174,717.

For the three months ended September 30, 2023, we had net income of $950,666 driven by a change in fair value of warrant liability of $781,734 and income in our trust account for $569,042, partially offset by $400,110 of operating costs.

For the nine months ended September 30, 2024, we had a net loss of $259,248 driven by non-redemption agreement expense of $451,322 and $688,859 of operating costs partially offset by income in our trust account for $880,933.

For the nine months ended September 30, 2023, we had a net loss of $203,644 (as restated) driven by $1,894,425 of operating costs (as restated), non-redemption agreement expense of $1,156,500 (as restated) and a change in fair value of warrant liability of $355,333, partially offset by income in our trust account of $2,782,078 and settled payables and amounts due to related parties of $420,536 (as restated).

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

For the nine months ended September 30, 2024, cash used in operating activities was $263,483, resulting from a net loss of $259,248 which was impacted by non-redemption agreement expense of $451,322, trust dividend income of $880,933 and changes in operating assets and liabilities of $425,376.

For the nine months ended September 30, 2023, cash used in operating activities was $917,253 (as restated), resulting from a net loss of $203,644 (as restated) which was impacted by unrealized loss on change in fair value of warrant liabilities of $355,333, non-redemption agreement expense of $1,156,500 (as restated), trust dividend income of $2,782,078 and changes in operating assets and liabilities of $556,636 (as restated).

As of September 30, 2024 and December 31, 2023, we had cash outside the trust account of $425 and $652 available for working capital needs and working capital deficits of $2,940,064 and $2,277,105, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2024 and December 31, 2023, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2024, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of September 30, 2024 and December 31, 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future. As the waiver of the Administrative Support Payments is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these transactions.

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

Significant Accounting Policies

Non-Redemption Agreements

The Non-Redemption Agreements provide for the assignment of economic interest of Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem Class A ordinary shares at the Extraordinary General Meetings. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $75,341 (or $0.65 per share) and $451,322 (or $0.78 per share) for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $0 (or $0.00 per share) and $1,156,500 ($0.77 per share), respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on September 12, 2025 and our Quarterly Report on Form 10-Q for quarter ended March 31, 2024 filed with the SEC on October 21, 2025. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CROWN PROPTECH ACQUISITIONS

Date: November 6, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)