Form 10-K
period 2024-12-31
Crown PropTech Acquisitions
filed 2025-12-03
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2024, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $5,536,748 (based on the closing sales price of the ordinary shares of $10.78).

As of December 2, 2025, 491,806 shares of Class A ordinary shares, par value $0.0001 per share, and 6,900,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the year ended December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsors are Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), a Delaware limited liability company and CIIG Management III LLC (“CIIG”), a Delaware limited liability company, (each, a “sponsor” and together, the “sponsors”). The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (including 3,600,000 units purchased by the underwriters pursuant to their over-allotment option) (the “Units” and, with respect to the Class A ordinary shares included in the Units that were offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $15,710,090, inclusive of $5,520,000 in underwriting commissions, approximately $9,660,000 in deferred underwriting commissions (Note 6), and $530,090 of other offering costs. As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Underwriting Agreement paragraph, in December 2022, the underwriters elected to waive their right to receive any deferred underwriting commissions.

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

In connection with the vote to approve the Extension Proposal, shareholders holding an aggregate of 23,403,515 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, $238,305,063 (approximately $10.18 per share) was deducted from the trust account to pay such holders. As of February 9, 2023, following the redemption of the Public Shares described above, approximately $42,730,489 remained in the trust account. Following the redemptions, there were 4,196,485 Class A Ordinary Shares issued and outstanding and the 6,900,000 Founder Shares (as defined below) that remained outstanding represented 62.2% of the Company’s issued and outstanding ordinary shares.

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

Associated with the February 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “February 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “February 2024 Non-Redeemed Shares”) in connection with the February 9, 2024 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such February 2024 Non-Redeemed Shares through the February 9, 2024 Extraordinary General Meeting.

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

Associated with the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “August 2024 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “August 2024 Non-Redeemed Shares”) in connection with the August 9, 2024 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such August 2024 Non-Redeemed Shares through the August 9, 2024 Extraordinary General Meeting.

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

In connection with the vote to approve the May 2025 Extension Proposal, shareholders holding an aggregate of 21,807 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, approximately $0.25 million (approximately $11.47 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 491,806 Class A ordinary shares issued and outstanding.

Associated with the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “May 2025 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “May 2025 Non-Redeemed Shares”) in connection with the May 9, 2025 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such May 2025 Non-Redeemed Shares through the May 9, 2025 Extraordinary General Meeting.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

Risks Related to Our Business

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.70 per share (based on the Trust Account balance as of October 31, 2025), or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	We cannot assure you that our diligence review has identified all material risks associated with the announced Business Combination Agreement, and you may be less protected as an investor from any material issues with respect to the acquired business.

●	If the announced Business Combination Agreement is consummated you will experience dilution due to the issuance of new shares of ordinary shares and securities convertible into ordinary shares to the existing shareholders of the acquired business as consideration.

Risks Related to Our Securities

●	NYSE has delisted our securities from trading on its exchange, which limits investors’ ability to make transactions in our securities and subjects us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

Risks Related to Our Trust Account

●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of Crown PropTech Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Risks Related to Our Operations

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Related to Our Corporate Structure

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

●	Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Risks Related to Our Search for a Business Combination

●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We may be a passive foreign investment company, or “PFIC,” and/or controlled foreign corporation, or “CFC” which could result in adverse United States federal income tax consequences to U.S. investors.

●	Since our sponsors, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

Risks Related to Our Organizational Documents and Structure

●	In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our fifth amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

Risks Related to Our Warrants

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

General Risks

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

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

We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.70 per share (based on the Trust Account balance as of October 31, 2025), or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by March 11, 2026. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. Additionally, terrorist attacks, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our Public Shareholders may receive only $11.70 per share (based on the Trust Account balance as of October 31, 2025), or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.70 per share (based on the Trust Account balance as of October 31, 2025)” and other risk factors herein.

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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until March 11, 2026; however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $11.70 per share (based on the Trust Account balance as of October 31, 2025), or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

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

We believe that the Underwriter Waiver of fees for services that have already been substantially rendered or that were contingent upon the occurrence of an event that applicable persons expect will occur, is unusual. While RBC did not provide any additional detail in their Underwriter Waiver letter, shareholders should be aware that such Underwriter Waiver indicates that the underwriters disclaim any responsibility for any future registration statement filed in connection with an initial business combination. None of the underwriters discussed the reasons for their forfeiture of fees with management, and Crown did not seek out the reasons why upon receipt of the waiver letter, despite the underwriters having already completed a substantial portion of their services. Crown will not speculate about the reasons why the underwriters forfeited fees after performing substantially all the work to earn such fees. Accordingly, shareholders should not place any reliance on the fact that the underwriters were previously engaged by Crown to serve as an underwriter in Crown’s Initial Public Offering and should not assume that the underwriters are involved in any future transaction.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.70 per share (based on the Trust Account balance as of October 31, 2025).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.70 per Public Share initially held in the trust account (based on the Trust Account balance as of October 31, 2025), due to claims of such creditors. Crown PropTech Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than CBIZ CPAs P.C., our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Crown PropTech Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Crown PropTech Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Changes to laws or regulations (including the adoption of policies by governing administrations) or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. These governing bodies may seek to change laws and regulations, as well as adopt new policies, including tariffs and other economic policies, that could negatively impact us or a target business with which we seek to consummate an initial business combination. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements and numerous complex tax laws, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On January 24, 2024, the SEC adopted a series of new rules (the “SPAC Rules”), requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions, (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements. The majority of these SPAC Rules became effective on July 1, 2024.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. We may not hold an annual general meeting of shareholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 302 of the NYSE Listed Company Manual, which requires an annual meeting. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

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

Our fifth amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of October 31, 2025, there were 199,508,194 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our fifth amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of October 31, 2025, there were no preferred shares issued and outstanding.

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

We may be a passive foreign investment company, or “PFIC” or a controlled foreign corporation “CFC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status with respect to a U.S. Holder for our current and subsequent taxable years may depend on whether our business combination is completed during our current taxable year and the timing and structure of the business combination. Accordingly, there can be no assurances with respect to our status as a PFIC with respect to a U.S. Holder for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. In addition, if we are treated as a CFC for any taxable year, any U.S. Holder that owns 10% or more (by vote or value) of the equity of the Company for United States federal income tax purposes would be subject to the United States federal income tax rules regarding CFCs rather than the rules regarding PFICs, which also may subject such U.S. Holder to advise United States federal income tax consequences and reporting requirements. Our CFC status with respect to a U.S. Holder for our current and subsequent taxable years may depend on whether our business combination is completed during our current taxable year, and the timing and the structure of the business combination.

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

The sponsors currently own 5,960,000 Founder Shares, including 5,662,000 held by CIIG and 298,000 held by Crown PropTech Sponsor, the Anchor Investor currently owns 690,000 Founder Shares and the initial independent directors each received 50,000 Founder Shares concurrently with the Initial Public Offering (an additional aggregate 50,000 Founder Shares held by two of Crown’s advisors and 50,000 Founder Shares held by a former director). The Founder Shares will be worthless if we do not consummate the initial business combination. CIIG, Crown PropTech Sponsor and our Anchor Investor have also purchased 250,667, 3,760,000 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate). There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination prior to March 11, 2026. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsors, in consummating the initial business combination, may influence their motivation in identifying and selecting a target for the initial business combination.

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from the Initial Public Offering and the Private Placement, as of October 31, 2025, up to $5,751,935 will be available to complete our initial business combination.

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

As described above, the SPAC Rules and the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may have to change our operations, might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless. If we are required to register as an investment company under the Investment Company Act our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult to complete our initial business combination. We may also have imposed upon us burdensome requirements including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The funds in the trust account have, since our Initial Public Offering, been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of October 31, 2025, amounts held in trust account included approximately $833,875 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to, March 11, 2026, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an initial business combination or our liquidation. Following such a liquidation of the assets in our trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

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

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. Notwithstanding our investment activities or the mitigation measures included herein, we could still be deemed to be or have been an investment company at any time since our inception. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.70 (as of October 31, 2025) on the liquidation of our trust account, and our public shareholders would also lose the possibility of an investment opportunity in a target company.

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

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As previously disclosed, following the issuance of the SEC Staff Statement on April 12, 2021 and in light of the comment letters issued by the SEC to several special purpose acquisition companies on redeemable equity instruments in ASC 480-10-99, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, December 31, 2022, and was also not effective as of December 31, 2023. This material weakness resulted in a material misstatement of our warrant liabilities, accruals, payables, additional paid-in capital, accumulated deficit and related financial disclosures.

For the accounted period ended December 31, 2024, management identified a material weakness in internal controls related to the accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables.

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

The Company has not yet filed its Quarterly Report on Form 10-Q for the quarters ending March 31, 2025, June 30, 2025 and September 30, 2025 (the “2025 10-Qs”) and thus is not current in its SEC reporting obligations, which may result in any investment in our securities involving a greater degree of risk.

Although the Company has dedicated significant resources to the completion of finalizing its consolidated financial statements and related disclosures for inclusion in the 2025 Form 10-Qs, the Company was unable to file the 2025 Form 10-Qs on a timely basis. Additional time is needed by the Company to complete its review of the financial statements included in the 2025 Form 10-Qs in order to ensure a complete, accurate Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The Company is working diligently to ensure accurate disclosures are made in the 2025 Form 10-Qs and is working to file all three reports as promptly as practicable.

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

Holders

As of December 2, 2025, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 15 holders of record of our Class B ordinary shares, and 10 holders of record of our warrants.

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

None

Performance Graph

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 17, 2023, CIIG entered into the Assignment Agreement whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Founder Shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG for an aggregate purchase price of $21,717. Our Class B ordinary shares will automatically convert into shares of Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination.

The sale of the Founder Shares and the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account. However, in December 2022, we received a waiver letter from the underwriters electing to waive their entitlement to any deferred underwriting commissions. The amount of funds available for a business combination is approximately $5,751,935 as of October 31, 2025, after payment of an aggregate redemption amount of $250,057 as a result of the approval on May 9, 2025 of the Extension Proposal.

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

Settlement of Payables

For the years ended December 30, 2024 and 2023, the Company did not settle any payables with vendors or related parties, reporting aggregate amounts of $0 for both periods in accordance with ASC Topic 405, “Liabilities.” The 2023 settlement of payables of $339,107 with related parties is in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $420,536 was recognized as a gain in the statement of operations. There were no settled payables for the year ended December 31, 2024.

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

For the year ended December 31, 2024, we had net loss of $204,458 driven by a non-redemption agreement expense of $451,322 and $700,481 of operating costs, partially offset by trust dividend income of $947,345.

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

For the year ended December 31, 2024, cash used in operating activities was $273,885, resulting from a net loss of $204,458 which was impacted by non-redemption agreement expense of $451,322, trust dividend income of $947,345 and changes in operating assets and liabilities of $426,596.

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

As of December 31, 2024 and 2023, we had cash outside the trust account of $425 and $652, respectively, available for working capital needs and working capital deficits of $2,977,586 and $2,277,105, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2024 and 2023, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2024, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

Administrative Support Agreement

We previously entered into an administrative agreement to pay Crown PropTech Sponsor or an affiliate thereof a total of up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team (the “Administrative Support Payments”). Pursuant to a subsequent letter agreement, Crown PropTech Sponsor is no longer entitled to receive any Administrative Support Payments and we are no longer required to pay any such payments. As of December 31, 2024 and 2023, we have not made any payments pursuant to the administrative agreement and do not expect to incur any related expenses in the near future. As the waiver of the Administrative Support Payments is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these transactions for the year ended December 31, 2023.

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

Significant Accounting Policies

Non-Redemption Agreements

The Non-Redemption Agreements provide for the assignment of economic interest of Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem Class A ordinary shares at the Extraordinary General Meetings. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $451,322 (or $0.78 per share) for the year ended December 31, 2024. For the year ended December 31, 2023, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $1,156,500 or $0.77.

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

Recent Accounting Pronouncements

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law.  However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management has determined the adoption of ASU 2023-07 does not have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management has determined the adoption of ASU 2023-09 will not have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

The names of our executive officers and directors, their ages as of December 2, 2025, and their positions are shown below:

Name	Age	Position
Michael Minnick	59	Chief Executive Officer
Richard Chera	51	Chairman of the Board of Directors
Melissa “Lisa” Holladay	58	Director
Stephen Siegel	81	Director
Chris Rogers	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2024 there were no delinquent filers.

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

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties.

Individual	Entity/Organization	Entity’s Business	Affiliation
Michael Minnick	International Investment Group Holdings LLC Target Global Acquisition I Corp. Opus Music II LLC	Investment Company Special Purpose Acquisition Company Investment Company	Managing Partner Chief Executive Officer Co-Founder and Managing Partner

Richard Chera	Crown Acquisitions First Mile Capital	Real Estate Holding Company Investment Company	Senior Managing Director Chief Executive Officer

Lisa Holladay	TIGER 21 Clemson University (Erwin Center for Brand Communications)	Peer-to-Peer Lending Education	Chief Experience Officer Board Member

Stephen Siegel	CBRE, Inc.	Real Estate and Investment Firm	Chairman, Global Brokerage

Chris Rogers	Lumia Capital	Investment Company	Partner

There are also other potential conflicts of interest:

●	Crown’s officers and directors are not required to, and will not, commit their full time to Crown’s affairs, which may result in a conflict of interest in allocating their time between Crown’s operations and Crown’s search for a business combination and their other businesses. Crown currently does not have and does not intend to have any full-time employees prior to the completion of an initial business combination. Each of Crown’s officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and Crown’s officers are not obligated to contribute any specific number of hours per week to Crown’s affairs.

●	Crown PropTech Sponsor purchased Founder Shares prior to the date of Crown’s initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of Crown’s initial public offering. In February 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to our Anchor Investor and transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. In January 2023 Crown PropTech Sponsor sold 5,662,000 Founder Shares and 250,667 Private Placement Warrants to CIIG. The sponsors, officers, and directors have entered into a letter agreement with Crown, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Additionally, the sponsors, officers, and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Crown fails to complete an initial business combination within the prescribed time frame. If Crown does not complete an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, the sponsors, the Anchor Investor and Crown’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of an initial business combination or (ii) the date following the completion of an initial business combination on which Crown completes a liquidation, merger, share exchange or other similar transaction that results in all of Crown shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Crown Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lockup.

●	The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of an initial business combination. Because each of Crown’s officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination.

●	Each of Mr. Chera and Mr. Siegel invested $2,271,000 and $230,000 in Crown PropTech Sponsor, respectively and hold interests in the Crown PropTech Sponsor, or directly in Crown, that represent an interest of up to 348,000 Class B ordinary shares and 3,760,000 Private Placement Warrants. All of such securities would be worthless if a business combination is not consummated by March 11, 2026 (unless such date is extended in accordance with the Existing Governing Documents).

●	On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right. On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company.

●	On January 17, 2023, CIIG entered into the Securities Assignment Agreement, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a letter agreement with Crown and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with Crown’s Initial Public Offering.

●	Mr. Minnick, Crown’s Chief Executive Officer and the Managing Member of CIIG, invested $20,514 and $1,203, respectively, to acquire 5,622,000 Class B ordinary shares and 250,667 Private Placement Warrants from Crown PropTech Sponsor. All of such securities would be worthless if a business combination is not consummated by March 11, 2026 (unless such date is extended).

●	Crown’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Crown’s initial business combination.

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

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsors, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, directors or officers, or our or their affiliates. For the fiscal year ended December 31, 2024, no expenses have been incurred by our sponsors, directors or officers, or our or their affiliates, on behalf of Crown for which they are seeking reimbursement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of December 2, 2025, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A ordinary shares;

●	each of our directors and executive officers that beneficially owns CPTK ordinary shares; and

●	all our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. On January 17, 2023, CIIG entered into the Assignment Agreement whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Founder Shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG for an aggregate purchase price of $21,717.

In the table below, percentage ownership is based on 7,391,806 ordinary shares outstanding as of December 2, 2025, including 491,806 shares of Crown Class A ordinary shares and 6,900,000 shares of Crown Class B ordinary shares. Voting percentages represents the voting power of the ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class, provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial business combination. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of the date hereof.

Our Sponsors, Directors and Executive Officers

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares	Number of Class B Ordinary Shares	% of Class A Ordinary Shares	% of Class B Ordinary Shares	% of Ordinary Shares
5% Holders of the Company
CIIG Management III LLC(2)	—	5,662,000	—	82.1%	76.6%
BlackRock, Inc.(3)	417,117	690,000	84.8%	10.0%	15.0%
Sandia Investment Management LP(4)	61,146	—	12.4%	—	0.8%
Directors and Executive Officers of the Company
Michael Minnick(2)	—	5,662,000	—	82.1%	76.6%
Richard Chera(5)	—	298,000	—	4.3%	4.0%
Stephen Siegel	—	50,000	—	*	*
Lisa Holladay	—	50,000	—	*	*
Chris Rogers	—	—	—	*	*
All directors and executive officers of the Company as a group (5 individuals)	—	6,060,000	—	87.8%	82.0%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals prior to a business combination is 40 West 57th Street, 29th Floor, New York, New York 10019.

(2)	CIIG is the record holder of such shares. Michael Minnick, Chief Executive Officer, is the managing member of CIIG Management III LLC. Consequently, he may be deemed the beneficial owner of the shares held by CIIG Management III LLC and have voting and dispositive control over such securities. Mr. Minnick disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The address for CIIG Management III LLC, and Michael Minnick is 40 West 57th Street, 29th Floor, New York, New York 10019.

(3)	The information in the table above regarding Class A ordinary shares is based on additional information of management as of April 29, 2025 and information contained in this shareholder’s Schedule 13G/A under the Exchange Act filed by such shareholder with the SEC on February 14, 2024. The address for the BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(4)	The information in the table above regarding Class A ordinary shares is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on August 14, 2025. Sandia Investment Management LP. reported that, as of March 31, 2025, it had shared voting and dispositive power over 61,146 Class A ordinary shares. Sandia Investment Management LP is the beneficial owner and Timothy Sichler, who serves as Managing Member of the general partner of Sandia, may be deemed an indirect beneficial owner of the 61,146 Class A ordinary shares. The address for Sandia Investment Management LP and Timothy Sichler is 201 Washington Street, Boston, MA 02108.

(5)	Crown PropTech Sponsor is the record holder of such shares and is managed by a board of managers. Mr. Chera may be deemed to have voting and investment discretion with respect to the ordinary shares held of record by Crown PropTech Sponsor, LLC. Mr. Chera disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $127,720 and $111,180 for the services Marcum performed in connection with the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report on Form 10-K and the review of our quarterly financial statements.

Tax Fees. During the year ended December 31, 2024 and 2023, our fees for our independent registered public accounting firm were approximately $0 and $13,390 for services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown PropTech Acquisitions

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown PropTech Acquisitions (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

December 2, 2025

CROWN PROPTECH ACQUISITIONS

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$425	$652
Prepaid expenses	1,594	2,821
Total current assets	2,019	3,473

Investments held in Trust Account	5,804,083	45,065,840
Total assets	$5,806,102	$45,069,313

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,790,528	$1,365,159
Due to related parties	1,189,077	915,419
Total current liabilities	2,979,605	2,280,578

Warrant liabilities	14	14
Total liabilities	2,979,619	2,280,592

Commitments
Class A ordinary shares subject to possible redemption, 513,613 and 4,196,485 shares at a redemption value of $11.30 and $10.74 as of December 31, 2024 and 2023, respectively	5,804,083	45,065,840

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 513,613 and 4,196,485 shares subject to possible redemption as of December 31, 2024 and 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	12,063,607	11,612,285
Accumulated deficit	(15,041,897)	(13,890,094)
Total shareholders’ deficit	(2,977,600)	(2,277,119)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,806,102	$45,069,313

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating costs	$700,481	$2,112,830
Loss from operations	(700,481)	(2,112,830)

Other income (expense)
Settlement of payables	—	420,536
Non-redemption agreement expense	(451,322)	(1,156,500)
Trust dividend income	947,345	3,372,354
Change in fair value of warrant liabilities	—	(14)
Total other income, net	496,023	2,636,376

Net (loss) income	$(204,458)	$523,546

Weighted average redeemable shares outstanding	1,661,751	6,697,135
Basic and diluted net (loss) income per redeemable share	$(0.02)	$0.04

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net (loss) income per non-redeemable share	$(0.02)	$0.04

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$9,527,941	$(11,041,286)	$(1,512,655)
Capital contribution from Sponsors	—	—	325,697	—	325,697
Remeasurement of ordinary shares subject to redemption value	—	—	—	(3,372,354)	(3,372,354)
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	—	—	263,040	—	263,040
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	—	—	339,107	—	339,107
Equity contribution from Non-Redemption Agreements	—	—	1,156,500	—	1,156,500
Net income	—	—	—	523,546	523,546
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Capital contribution from Sponsors	—	—	451,322	—	451,322
Remeasurement of ordinary shares subject to redemption value	—	—	—	(947,345)	(947,345)
Net loss	—	—	—	(204,458)	(204,458)
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(204,458)	$523,546
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	14
Non-redemption agreement expense	451,322	1,156,500
Settlement of payables	—	(420,536)
Trust dividend income	(947,345)	(3,372,354)
Changes in current assets and current liabilities:
Prepaid expenses	1,227	36,795
Accounts payable and accrued expenses	425,369	1,158,319
Net cash used in operating activities	(273,885)	(917,716)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	40,209,102	238,305,063
Net cash provided by investing activities	40,209,102	238,305,063

Cash Flows from Financing Activities:
Equity contribution from previous Sponsor in connection with the Securities Assignment Agreement	—	263,040
Proceeds from promissory note to related party	273,658	249,419
Capital contribution from the Sponsor	—	325,697
Redemption of Class A ordinary shares subject to possible redemption	(40,209,102)	(238,305,063)
Net cash used in financing activities	(39,935,444)	(237,466,907)

Net Change in Cash	(227)	(79,560)
Cash—Beginning of year	652	80,212
Cash—Ending of year	$425	$652

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$947,345	$3,372,354
Equity contribution from Non-Redemption Agreements	$451,322	$1,156,500
Equity contribution from previous Sponsor in connection with forgiveness of Administrative Services Agreement	$—	$339,107

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As discussed in Note 10, the Company’s shareholders have agreed to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026.

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

Business Combination Agreement

On July 2, 2025, the Company (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of Lancaster (as defined below) (“Merger Sub”), (iii) Lancaster Exploration Limited, a company organized under the laws of the British Virgin Islands (“Lancaster”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with Lancaster, MKA Poland and Mkango ServiceCo, the “Companies”) entered into a business combination agreement (the “Business Combination Agreement”). Capitalized terms used herein but not defined shall have the meanings as set forth in the Business Combination Agreement.

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

The proposed Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are expected to be consummated after the required approval by the shareholders of SPAC and the satisfaction of certain other conditions as described in the Business Combination Agreement in the Company’s Form 8-K filed with the SEC on July 3, 2025.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $2,977,586. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2024, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2024, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 and $652 of cash and no cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

As of December 31, 2024 and 2023, the Trust Account had $5,804,083 and $45,065,840, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the years ended December 31, 2024 and 2023, the Company withdrew $40,209,102 and $238,305,063, respectively, of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 513,613 and 4,196,485, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2024 and 2023, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2022	27,600,000	$279,998,549
Less:
Redemption	(23,403,515)	(238,305,063)
Plus:
Remeasurement of carrying value to redemption value	—	3,372,354

Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(3,682,872)	(40,209,102)
Plus:
Remeasurement of carrying value to redemption value	—	947,345
Ordinary shares subject to possible redemption, December 31, 2024	513,613	$5,804,083

Net (Loss) Income per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the years ended December 31, 2024 and 2023. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods.

	For the Years Ended December 31,
	2024		2023
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net (loss) income	$(39,683)	$(164,775)	$257,867	$265,679
Denominator
Weighted-average shares outstanding	1,661,751	6,900,000)	6,697,135	6,900,000
Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$0.04	$0.04

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At December 31, 2024 and 2023, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. Given the warrants had no significant value at the time of the debt modification, there is no effect on the Company’s financial statements for the debt modification.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law.  However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management has determined the adoption of ASU 2023-07 does not have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management has determined the adoption of ASU 2023-09 will not have a material impact on its financial statements and disclosures.

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

Promissory Note — Related Parties

On July 20, 2023, CIIG advanced the Company $114,419 in to be used for working capital. The loaned funds advanced to the Company are non-interest bearing and are due upon demand. Additionally, in 2024, CIIG advanced additional funds to the Company and paid certain expenses on behalf of the Company.

In December 2023, $135,000 borrowed under the A&R Note (discussed below) were reclassified as due to related party on the balance sheet.

At December 31, 2024 and 2023, the Company reported $1,189,077 and $915,419 as due to related party on the balance sheets, respectively.

Administrative Support Agreement

Commencing on the date of the IPO, the Company agreed to pay Crown PropTech Sponsor a total of $15,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On January 17, 2023, Crown PropTech Sponsor agreed to waive all amounts due under the administrative support agreement and cease charging future fees. At December 31, 2024 and 2023, there were no fees reported on the balance sheets as due to related party. For the year ended December 31, 2024 and 2023, no amounts were incurred for these services.

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

Settlement of Payables

For the years ended December 31, 2024 and 2023, the Company settled payables for an aggregate of $0 and $759,643, respectively, due to vendors and related parties and reported these amounts in accordance with ASC Topic 405 “Liabilities”. The 2023 settlement of payables of $759,643 included $339,107 with a related party in relation to the Administrative Services Agreement. As this is with a related party, the Company recognized $339,107 in the statement of changes in shareholders’ deficit for the settlement of these payables. The remaining $420,536 was recognized as a gain in the statement of operations. There were no settled payables for the year ended December 31, 2024.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2024 and 2023, there were no shares issued and outstanding (excluding 513,613 and 4,196,485 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2024 and 2023, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At December 31, 2024 and 2023, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

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

December 31, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,804,083	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

December 31, 2023	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$45,065,840	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

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

BCA Note Put Option Buyout

On June 2, 2025, Lancaster agreed to issue and sell a convertible promissory note to an affiliate of the Company’s Chairman (the “Investor”) in connection with the Proposed Business Combination with a principal amount of $500,000 (the "BCA Note”), as described in the Note Purchase Agreement in the Company's Form 8-K filed with the SEC on June 3, 2025.

The Company’s CEO and an affiliated entity of the CEO, entered into a letter agreement (the "Letter Agreement") with the Investor. The Letter Agreement includes a put option buyout by the Company’s CEO and/or an affiliated entity of the CEO in the event if for any reason whatsoever Investor is entitled to the repayment of the BCA Note (including, without limitation unpaid and accrued interest and other charges owing pursuant to the terms of the BCA Note), and such payment was not timely made by Lancaster.

Associated with the Letter Agreement, CIIG agreed to transfer to the Investor 250,000 Founder Shares if the Company consummates the Transactions with Lancaster.

(b) Exhibits.

Exhibit Number	Description of Document

2.1†	Business Combination Agreement, dated as of July 2, 2025, by and among CPTK, Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA Exploration Limited, Mkango ServiceCo UK Limited and Mkango (Cayman) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023 (file no. 001-40017)).

3.2	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 12, 2024 (file no. 001-40017)).

3.3	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2024 (file no. 001-40017)).

3.4	Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2025 (file no. 001-40017)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.4	Warrant Agreement, dated February 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

4.5*	Description of Securities

4.6	Form of Warrant Assignment and Assumption ((incorporated by reference to Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017)).

10.1	Amended & Restated Promissory Note, dated March 28, 2025, issued by the registrant to Richard Chera (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed March 31, 2025 (file no. 001-40017)).

10.2	Securities Purchase Agreement between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.3	Private Placement Warrants Purchase Agreement, dated as February 8, 2021, between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.4	Investment Management Trust Agreement between CPTK and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.5	Registration Rights Agreement, dated February 8, 2021, among CPTK, CPTK’s sponsor and certain equity holders of CPTK (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.6	Letter Agreement, dated February 8, 2021, between CPTK and CPTK’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.7	Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).

10.8	Letter Agreement, dated January 17, 2023, by and between Crown PropTech Acquisitions and Crown PropTech Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Annual Report on Form 10-K for the year ended December 31, 2023 filed on September 12, 2025 (file no. 001-40017).

10.9	Shareholder Support Agreement, dated July 2, 2025, by and among CPTK, Mkango Resources Ltd., Lancaster Exploration Limited, Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

10.10	Sponsor Support Agreement, dated as of July 2, 2025, by and among CPTK, CIIG Management III LLC, the investor parties thereto, Lancaster Exploration Limited, Mkango Polska s.p. Z.o.o., Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

10.11	Amended and Restated Promissory Note, dated January 17, 2023, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed June 2, 2023 (file No. 001-40017)).

10.12	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (file no. 001-40017)).

10.13	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2023 (file no. 001-40017)).

10.14	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the February 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2024 (SEC file no. 001-40017)).

10.15	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the August 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2024 (SEC file no. 001-40017)).

10.16	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the May 2025 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2025 (SEC file no. 001-40017)).

10.17	Amended and Restated Promissory Note, dated March 28, 2025, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed October 21, 2025 (file No. 001-40017))

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed September 11, 2025 (file no. 001-40017)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: December 2, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Minnick	Chief Executive Officer	December 2, 2025
Michael Minnick	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Richard Chera	Director (Chairman)	December 2, 2025
Richard Chera

/s/ Lisa Holladay	Director	December 2, 2025
Lisa Holladay

/s/ Stephen Siegel	Director	December 2, 2025
Stephen Siegel

/s/ Christopher Rogers	Director	December 2, 2025
Christopher Rogers