Form 10-Q
period 2025-03-31
Crown PropTech Acquisitions
filed 2025-12-05
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of December 5, 2025, 491,806 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$425	$425
Prepaid expenses	5,694	1,594
Total current assets	6,119	2,019

Investments held in Trust Account	5,864,749	5,804,083
Total assets	$5,870,868	$5,806,102

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,481,279	$1,790,528
Due to related parties	1,275,219	1,189,077
Total current liabilities	3,756,498	2,979,605

Warrant liabilities	14	14
Total liabilities	3,756,512	2,979,619

Commitments
Class A ordinary shares subject to possible redemption, 513,613 shares at a redemption value of $11.42 and $11.30 as of March 31, 2025 and December 31, 2024, respectively	5,864,749	5,804,083

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 513,613 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	12,063,607	12,063,607
Accumulated deficit	(15,814,690)	(15,041,897)
Total shareholders’ deficit	(3,750,393)	(2,977,600)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,870,868	$5,806,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Operating costs	$772,793	$382,550
Loss from operations	(772,793)	(382,550)
Other income (expense):
Trust dividend income	60,666	424,985
Non-redemption agreement expense	—	(375,981)
Total other income, net	60,666	49,004
Net loss	$(712,127)	$(333,546)
Weighted average redeemable shares outstanding	513,613	2,941,715
Basic and diluted net loss per redeemable share	$(0.10)	$(0.03)
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.10)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(60,666)	(60,666)
Net loss	—	—	—	(712,127)	(712,127)
Balance as of March 31, 2025	6,900,000	$690	$12,063,607	$(15,814,690)	$(3,750,393)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(424,985)	(424,985)
Capital contribution from Sponsor	—	—	375,981	—	375,981
Net loss	—	—	—	(333,546)	(333,546)
Balance as of March 31, 2024	6,900,000	$690	$11,988,266	$(14,648,625)	$(2,659,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(712,127)	$(333,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-redemption agreement expense	—	375,981
Trust dividend income	(60,666)	(424,985)
Changes in current assets and current liabilities:
Prepaid expenses	(4,100)	(7,496)
Accounts payable and accrued expenses	690,751	218,819
Net cash used in operating activities	(86,142)	(171,227)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	—	23,724,846
Net cash provided by investing activities	—	23,724,846

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	86,142	171,000
Redemption of Class A ordinary share subject to possible redemption	—	(23,724,846)
Net cash provided by (used in) financing activities	86,142	(23,553,846)

Net Change in Cash	—	(227)
Cash—Beginning of period	425	652
Cash—Ending of period	$425	$425
Supplemental Disclosure of Non-cash Financing Activities:
Equity contribution from Non-Redemption Agreements	$—	$375,981
Remeasurement of Class A ordinary shares subject to possible redemption	$60,666	$424,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $3,750,379. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2025, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2025, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on December 2, 2025.

Segment Reporting

The Company complies with ASC Topic 280, “Segment Reporting,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASC Topic 280 on January 1, 2025. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 10).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 of cash and no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Trust Account had $5,864,749 and $5,804,083, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For the three months ended March 31, 2025 and 2024, the Company withdrew $0 and $23,724,846, respectively, of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2025 and December 31,2024, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 513,613, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(3,682,872)	(40,209,102)
Plus:
Remeasurement of carrying value to redemption value	—	947,345
Ordinary shares subject to possible redemption, December 31, 2024	513,613	5,804,083
Plus:
Remeasurement of carrying value to redemption value	—	60,666
Ordinary shares subject to possible redemption, March 31, 2025	513,613	$5,864,749

Net Loss per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three months ended March 31, 2025 or 2024. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(49,336)	$(662,791)	$(99,698)	$(233,848)
Denominator
Weighted-average shares outstanding	513,613	6,900,000)	2,941,715	6,900,000
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.03)	$(0.03)

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At March 31, 2025 and December 31, 2024, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. Given the warrants had no significant value at the time of the debt modification, there is no effect on the Company’s financial statements for the debt modification.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Non-Redemption Agreements

In February 2024, the Company and CIIG entered into Non-Redemption Agreements with Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 464,414 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 1,857,655 Class A ordinary shares at the February 2024 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 464,414 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The aggregate fair value of the 464,414 Class B ordinary shares attributable to the Non-Redeeming Investors amounted to $375,981 or $0.81 per share.

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

CIIG has advanced funds to the Company and paid expenses on behalf of the Company. These borrowing are non-interest bearing and are due upon demand.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At March 31, 2025 and December 31, 2024, the Company reported $1,275,219 and $1,189,077, respectively, on the balance sheets.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no shares issued and outstanding (excluding 513,613 shares subject to possible redemption).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At March 31, 2025 and December 31, 2024, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

The Company’s management has determined the Private Warrants are economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants is based on the valuation of the Public Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy due to the Company using quoted prices for similar instruments in active markets.

The following table presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2025	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,864,749	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

December 31, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,804,083	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Cash	$425	$425
Investments held in Trust Account	$5,864,749	$5,804,083
Total assets	$5,870,868	$5,806,102

	For the Three Months Ended March 31,
	2025	2024

Operating costs	$(772,793)	$(382,550)
Trust dividend income	$60,666	$424,985
Net income (loss)	$(712,127)	$(333,546)

The CODM reviews Trust dividend income to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, are the significant segment expenses provided to the CODM on a regular basis.

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

Change in Management

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

For the three months ended March 31, 2025, we had net loss of $712,127. We incurred $772,793 of operating costs, partially offset by trust dividend income of $60,666.

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

For the three months ended March 31, 2025, cash used in operating activities was $86,142, resulting from a net loss of $712,127 which was impacted trust dividend income of $60,666 and changes in operating assets and liabilities of $686,651.

For the three months ended March 31, 2024, cash used in operating activities was $171,227, resulting from the net loss of $333,546 which was impacted by non-redemption agreement expense associated with the non-redemption agreements of $375,981, trust dividend income of $424,985 and changes in operating assets and liabilities of $211,323.

As of March 31, 2025 and December 31, 2024, we had cash outside the trust account of $425 available for working capital needs and working capital deficits of $3,750,379 and $2,977,586, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2025 and December 31, 2024, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2025, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

CIIG has advanced funds to the Company and paid expenses on behalf of the Company. These borrowing are non-interest bearing and are due upon demand.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At March 31, 2025 and December 31, 2024, the Company reported $1,275,219 and $1,189,077, respectively, on the balance sheets.

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

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates other than the non-redemption agreement, discussed below.

Significant Accounting Policies

Non-Redemption Agreements

In 2024, the Company and CIIG entered into certain non-redemption agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem Class A ordinary shares at the Extraordinary General Meetings. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the three months ended March 31, 2024, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $375,981 or $0.81 per share. For the three months ended March 31, 2025, we have not entered into any non-redemption agreements.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our unaudited condensed financial position, results of operations and unaudited condensed cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on December 2, 2025. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Promissory Note, dated March 28, 2025, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed October 21, 2025 (file No. 001-40017))

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: December 5, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)