Form 10-Q
period 2025-06-30
Crown PropTech Acquisitions
filed 2025-12-17
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of December 17, 2025, 491,806 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$425	$425
Prepaid expenses	4,138	1,594
Total current assets	4,563	2,019

Investments held in Trust Account	5,674,134	5,804,083
Total assets	$5,678,697	$5,806,102

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,301,637	$1,790,528
Due to related parties	1,458,768	1,189,077
Total current liabilities	4,760,405	2,979,605

Warrant liabilities	35,533	14
Total liabilities	4,795,938	2,979,619

Commitments
Class A ordinary shares subject to possible redemption, 491,806 and 513,613 shares at a redemption value of $11.54 and $11.30 as of June 30, 2025 and December 31, 2024, respectively	5,674,134	5,804,083

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 491,806 and 513,613 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	12,286,745	12,063,607
Accumulated deficit	(17,078,810)	(15,041,897)
Total shareholders’ deficit	(4,791,375)	(2,977,600)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,678,697	$5,806,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$1,005,463	$45,706	$1,778,256	$428,256
Loss from operations	(1,005,463)	(45,706)	(1,778,256)	(428,256)
Other (expense) income:
Trust dividend income	59,442	281,231	120,108	706,216
Non-redemption agreement expense	(223,138)	—	(223,138)	(375,981)
Change in fair value of warrant liabilities	(35,519)	—	(35,519)	—
Total other (expense) income, net	(199,215)	281,231	(138,549)	330,235
Net (loss) income	$(1,204,678)	$235,525	$(1,916,805)	$(98,021)
Weighted average redeemable shares outstanding	501,152	2,000,638	507,228	2,471,177
Basic and diluted net (loss) income per redeemable share	$(0.16)	$0.03	$(0.26)	$(0.01)
Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.16)	$0.03	$(0.26)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(60,666)	(60,666)
Net loss	—	—	—	(712,127)	(712,127)
Balance as of March 31, 2025	6,900,000	690	12,063,607	(15,814,690)	(3,750,393)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(59,442)	(59,442)
Capital contribution from Sponsor	—	—	223,138	—	223,138
Net loss	—	—	—	(1,204,678)	(1,204,678)
Balance as of June 30, 2025	6,900,000	$690	$12,286,745	$(17,078,810)	$(4,791,375)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(424,985)	(424,985)
Capital contribution from Sponsor	—	—	375,981	—	375,981
Net loss	—	—	—	(333,546)	(333,546)
Balance as of March 31, 2024	6,900,000	690	11,988,266	(14,648,625)	(2,659,669)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(281,231)	(281,231)
Net income	—	—	—	235,525	235,525
Balance as of June 30, 2024	6,900,000	$690	$11,988,266	$(14,694,331)	$(2,705,375)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,916,805)	$(98,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	35,519	—
Non-redemption agreement expense	223,138	375,981
Trust dividend income	(120,108)	(706,216)
Changes in current assets and current liabilities:
Prepaid expenses	(2,544)	(4,554)
Accounts payable and accrued expenses	1,511,109	200,083
Net cash used in operating activities	(269,691)	(232,727)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	250,057	23,724,846
Net cash provided by investing activities	250,057	23,724,846

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	269,691	232,500
Redemption of Class A ordinary share subject to possible redemption	(250,057)	(23,724,846)
Net cash provided by (used in) financing activities	19,634	(23,492,346)

Net Change in Cash	—	(227)
Cash—Beginning of period	425	652
Cash—Ending of period	$425	$425
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$120,108	$706,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As discussed below, the Company’s shareholders have agreed to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $4,755,842. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2025, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2025, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $673,418.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 of cash and no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, the Trust Account had $5,674,134 and $5,804,083, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the three and six months ended June 30, 2025, the Company withdrew $250,057, of principal and dividend income from the Trust Account in connection with redemptions. During the three and six months ended June 30, 2024, the Company withdrew $0 and $23,724,846, respectively, of principal and interest income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025 and December 31,2024, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 491,806 and 513,613, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(3,682,872)	(40,209,102)
Plus:
Remeasurement of carrying value to redemption value	—	947,345
Ordinary shares subject to possible redemption, December 31, 2024	513,613	5,804,083
Plus:
Remeasurement of carrying value to redemption value	—	60,666
Ordinary shares subject to possible redemption, March 31, 2025	513,613	5,864,749
Less:
Redemption	(21,807)	(250,057)
Plus:
Remeasurement of carrying value to redemption value	—	59,442
Ordinary shares subject to possible redemption, June 30, 2025	491,806	$5,674,134

Net (Loss) Income per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three and six months ended June 30, 2025 or 2024. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(81,572)	$(1,123,106)	$52,940	$182,585	$(131,258)	$(1,785,547)	$(25,848)	$(72,173)
Denominator
Weighted-average shares outstanding	501,152	6,900,000	2,000,638	6,900,000	507,228	6,900,000	2,471,177	6,900,000
Basic and diluted net (loss) income per share	$(0.16)	$(0.16)	$0.03	$0.03	$(0.26)	$(0.26)	$(0.01)	$(0.01)

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At June 30, 2025 and December 31, 2024, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. Given the warrants had no significant value at the time of the debt modification, there is no effect on the Company’s financial statements for the debt modification.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Beginning on August 8, 2024, and continuing until the August 9, 2024 Extraordinary General Meeting, the Company and CIIG entered into Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the August 9, 2024 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $75,341 or $0.65 per share.

Beginning on May 6, 2025, and continuing until the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the May 9, 2025 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $223,138 or $1.94 per share.

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

CIIG has advanced funds to the Company and paid expenses on behalf of the Company. Some of these fundings have been in the form of related party promissory notes. These borrowing are non-interest bearing.

Borrowing under the A&R Note and the advances from CIIG are reported on the condensed balance sheets as due to related parties. At June 30, 2025 and December 31, 2024, the Company reported $1,458,768 and $1,189,077, respectively, on the balance sheets.

As discussed in Note 2, on June 2, 2025, Lancaster agreed to issue and sell a convertible promissory note to an affiliate of the Company’s Chairman (the “Investor”) in connection with the Proposed Business Combination with a principal amount of $500,000 (the "BCA Note”), as described in the Note Purchase Agreement in the Company's Form 8-K filed with the SEC on June 3, 2025.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no shares issued and outstanding (excluding 491,806 and 513,613 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At June 30, 2025 and December 31, 2024, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

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

June 30, 2025	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,674,134	$—	$—

Liabilities:
Public Warrants	$—	$23,000	$—
Private Warrants	—	12,533	—
Fair Value of warrants	$—	$35,533	$—

December 31, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,804,083	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

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

	June 30,	December 31,
	2025	2024
Cash	$425	$425
Investments held in Trust Account	$5,674,134	$5,804,083
Total assets	$5,678,697	$5,806,102

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$(1,005,463)	$(45,706)	$(1,778,256)	$(428,256)
Trust dividend income	$59,442	$281,231	$120,108	$706,216
Net income (loss)	$(1,204,678)	$235,525	$(1,916,805)	$(98,021)

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

Change in Management

On January 17, 2023, CIIG entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and among Crown PropTech Sponsor, LLC (“Crown PropTech Sponsor”), CIIG and Richard Chera, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 private placement warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a Letter Agreement with the Company (the “January 2023 Letter Agreement”) and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with the Company’s IPO. As a result of the above transaction CIIG became a co-sponsor to Crown (and together with Crown PropTech Sponsor, the “Sponsors”).

On February 15, 2024, Gavin Cuneo notified the Company of his decision to resign as the co-chief executive officer of the Company, effective immediately. Mr. Cuneo also served as the Company's principal financial and accounting officer and resigned from such positions as well. Mr. Cuneo's decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company's operations, policies or practices.

Michael Minnick, the Company's Chief Executive Officer, assumed the role of principal financial and accounting officer of the Company effective upon Mr. Cuneo's resignation. Mr. Minnick has served as the Company's Co-Chief Executive Officer since January 2023.

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

Put Option Buyout Letter Agreement

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

For the three months ended June 30, 2025, we had net loss of $1,204,678. We incurred $1,005,463 of operating costs, non-redemption agreement expense of $223,138 and change in fair value of warrant liabilities of $35,519 partially offset by trust dividend income of $59,442.

For the three months ended June 30, 2024, we had net income of $235,525 driven by income in our trust account of $281,231, partially offset by $45,706 of operating costs.

For the six months ended June 30, 2025, we had net loss of $1,916,805. We incurred $1,778,256 of operating costs, non-redemption agreement expense of $223,138 and change in fair value of warrant liabilities of $35,519 partially offset by trust dividend income of $120,108.

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

For the six months ended June 30, 2025, cash used in operating activities was $269,691, resulting from a net loss of $1,916,805 which was impacted non-redemption agreement expense of $223,138 change in fair value of warrant liabilities of $35,519, trust dividend income of $120,108 and changes in operating assets and liabilities of $1,508,565.

For the six months ended June 30, 2024, cash used in operating activities was $232,727, resulting from a net loss of $98,021 which was impacted by non-redemption agreement expense of $375,981, trust dividend income of $706,216 and changes in operating assets and liabilities of $195,529.

As of June 30, 2025 and December 31, 2024, we had cash outside the trust account of $425 available for working capital needs and working capital deficits of $4,755,842 and $2,977,586, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2025 and December 31, 2024, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2025, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $673,418.

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

CIIG has advanced funds to the Company and paid expenses on behalf of the Company. Some of these fundings have been in the form of related party promissory notes. These borrowing are non-interest bearing.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At June 30, 2025 and December 31, 2024, the Company reported $1,458,768 and $1,189,077, respectively, on the condensed balance sheets.

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

Significant Accounting Policies

Non-Redemption Agreements

In 2024, the Company and CIIG entered into certain non-redemption agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem Class A ordinary shares at the Extraordinary General Meetings. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the three and six months ended June 30, 2024, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $0 and $375,981 or $0 and $0.81 per share, respectively.

Beginning on May 6, 2025, and continuing until the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the May 9, 2025 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the three and six months ended June 30, 2025, the Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $223,138 or $1.94 per share.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our unaudited condensed financial position, results of operations and unaudited condensed cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CROWN PROPTECH ACQUISITIONS

Date: December 17, 2025	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)