Form 10-K
period 2025-12-31
Crown PropTech Acquisitions
filed 2026-03-31
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2025, the aggregate trust value of the ordinary shares held by non-affiliates of the registrant was approximately $5,788,250 (based on the trust value of the ordinary shares of $11.77).

As of March 30, 2026, 483,822 shares of Class A ordinary shares, par value $0.0001 per share, and 6,900,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of the initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s sixth amended and restated memorandum and articles of association, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by March 11, 2027 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our sixth amended and restated memorandum and articles of association), subject to applicable law. The Company obtained shareholders approval to extend the date by which we must consummate an initial business combination from March 11, 2026 to March 11, 2027, and funds were released from the trust account to redeem certain Public Shares in connection therewith. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On March 9, 2026, the Company’s shareholders approved an amendment to amend and restate the Company’s Fifth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from March 11, 2026 to March 11, 2027 (the “March 2026 Extension Proposal”).

In connection with the vote to approve the March 2026 Extension Proposal, shareholders holding an aggregate of 7,984 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, approximately $0.09 million (approximately $11.84 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 483,822 Class A ordinary shares issued and outstanding.

Associated with the March 9, 2026 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “March 2026 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “March 2026 Non-Redeemed Shares”) in connection with the March 2026 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such March 2026 Non-Redeemed Shares through the March 9, 2026 Extraordinary General Meeting.

The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG that will accrue on a monthly basis beginning on April 11, 2026 to the investors until the completion of an initial Business Combination in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

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

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, SPAC and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extends the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the Proxy/Registration Statement effective by August 14, 2026.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our sixth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the sixth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our sixth amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account as of the completion of the initial public offering was $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commission. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our sixth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our sixth amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our sixth amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or our listing on NYSE. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our sixth amended and restated memorandum and articles of association:

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

Our sixth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event that the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sixth amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination having a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 11, 2027.

Redemption of Public Shares and Liquidation If No Initial Business Combination

At the Extraordinary General Meeting, held on March 9, 2026, shareholders approved the Extension Proposal to amend the Company’s Fifth amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from March 11, 2026 to March 11, 2027.

Our sixth amended and restated memorandum and articles of association provides that we have only until March 11, 2027 to consummate an initial business combination. If we have not consummated an initial business combination by March 11, 2027, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, in the case of clauses (ii) and (iii), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 11, 2027. Our sixth amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination by March 11, 2027 (although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our sixth amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

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

Our Public Shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination by March 11, 2027, (ii) in connection with a shareholder vote to amend our sixth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 11, 2027, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our sixth amended and restated memorandum and articles of association, like all provisions of our sixth amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by March 11, 2027:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our Public Shareholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Anchor Investor, Initial Shareholders, directors, officers, advisors or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsors, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions; they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination by March 11, 2027, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) divided by the number of then outstanding Public Shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsors, who will be our only remaining shareholders after such redemptions.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

Risks Related to Our Business

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.84 per share (based on the Trust Account balance as of March 9, 2026), or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	We cannot assure you that our diligence review has identified all material risks associated with the announced Business Combination Agreement, and you may be less protected as an investor from any material issues with respect to the acquired business.

●	If the announced Business Combination Agreement is consummated you will experience dilution due to the issuance of new shares of ordinary shares and securities convertible into ordinary shares to the existing shareholders of the acquired business as consideration.

Risks Related to Our Securities

●	NYSE has delisted our securities from trading on its exchange, which limits investors’ ability to make transactions in our securities and subjects us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

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

Risks Related to Our Trust Account

●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of Crown PropTech Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Risks Related to Our Operations

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Related to Our Corporate Structure

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

●	Holders of Class A ordinary shares will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Risks Related to Our Search for a Business Combination

●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We may be a passive foreign investment company, or “PFIC,” and/or controlled foreign corporation, or “CFC” which could result in adverse United States federal income tax consequences to U.S. investors.

●	Since our sponsors, Anchor Investor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

Risks Related to Our Organizational Documents and Structure

●	In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our sixth amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

Risks Related to Our Warrants

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

General Risks

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

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

Our Initial Shareholders own 93.4% of our issued and outstanding ordinary shares since the completion of Initial Public Offering. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our sixth amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the Founder Shares. As a result, our Initial Shareholders’ Founder Shares, would fulfill the majority vote needed to have our initial business combination approved.

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

We may not be able to complete our initial business combination within the time period prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $11.84 per share (based on the Trust Account balance as of March 9, 2026), or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by March 11, 2027. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. Additionally, terrorist attacks, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our Public Shareholders may receive only $11.84 per share (based on the Trust Account balance as of March 9, 2026), or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.84 per share (based on the Trust Account balance as of March 9, 2026) and other risk factors herein.

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

Our Public Shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our sixth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we have not completed an initial business combination by March 11, 2027, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sixth amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until March 11, 2027; however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $11.84 per share (based on the Trust Account balance as of March 9, 2026), or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.84 per share (based on the Trust Account balance as of March 9, 2026).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $11.84] per Public Share initially held in the trust account (based on the Trust Account balance as of March 9, 2026), due to claims of such creditors. Crown PropTech Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than CBIZ CPAs P.C., our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Crown PropTech Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Crown PropTech Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our sixth amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our sixth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by March 11, 2027 our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by March 11, 2027, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the trust account will be effected automatically by function of our sixth amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act of the Cayman Islands, as amended (the “Companies Act”). In that case, investors may be forced to wait beyond the prescribed timeframe before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our sixth amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of March 9, 2026, there were 199,516,178 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our sixth amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of March 9, 2026, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. For example, we granted our Anchor Investor the option, but not the obligation, to purchase up to 30% of our Class A ordinary shares, for a purchase price of $10.00 per Class A ordinary share, in any financing transaction we may conduct in connection with our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our sixth amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our sixth amended and restated memorandum and articles of association, like all provisions of our sixth amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our sixth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

The sponsors currently own 5,960,000 Founder Shares, including 5,662,000 held by CIIG and 298,000 held by Crown PropTech Sponsor, the Anchor Investor currently owns 690,000 Founder Shares and the initial independent directors each received 50,000 Founder Shares concurrently with the Initial Public Offering (an additional aggregate 50,000 Founder Shares held by two of Crown’s advisors and 50,000 Founder Shares held by a former director). The Founder Shares will be worthless if we do not consummate the initial business combination. CIIG, Crown PropTech Sponsor and our Anchor Investor have also purchased 250,667, 3,760,000 and 1,002,666 Private Placement Warrants, respectively (5,013,333 in the aggregate). There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination prior to March 11, 2027. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsors, in consummating the initial business combination, may influence their motivation in identifying and selecting a target for the initial business combination.

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from the Initial Public Offering and the Private Placement, as of March 9, 2026, up to $5,731,447 will be available to complete our initial business combination.

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

The funds in the trust account have, since our Initial Public Offering, been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 9, 2026, amounts held in trust account included approximately $893,227 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to, March 11, 2027, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an initial business combination or our liquidation. Following such a liquidation of the assets in our trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

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

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. Notwithstanding our investment activities or the mitigation measures included herein, we could still be deemed to be or have been an investment company at any time since our inception. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.84 (as of March 9, 2026) on the liquidation of our trust account, and our public shareholders would also lose the possibility of an investment opportunity in a target company.

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

Our sixth amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Risks Related to Our Organizational Documents and Structure

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We have amended and restated our fifth amendment and restatement memorandum and articles of association and cannot assure you that we will not seek to amend our sixth amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We have amended and restated our fifth amendment and restatement memorandum and articles of association. Further amending our sixth amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will typically require a vote of holders of at least 65% of the public warrants and any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. In addition, our sixth amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our sixth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination by March 11, 2027 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our sixth amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or two-thirds of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to further amend our sixth amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our sixth amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares who attend and vote at a general meeting of the company. Our Initial Shareholders, who collectively beneficially own 93.4% of our ordinary shares, will participate in any vote to amend our sixth amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to further amend the provisions of our sixth amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our sixth amended and restated memorandum and articles of association.

Our Initial Shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our sixth amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 11, 2027 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our Initial Shareholders currently own 93.4% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our sixth amended and restated memorandum and articles of association. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by Crown PropTech Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our corporate affairs are governed by our sixth amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

Provisions in our sixth amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our sixth amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

For the accounting period ended December 31, 2025, management identified a material weakness in internal controls related to the accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables.

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

Finally, any of the events described above, including the evolving and escalating conflict in Iran and the Middle East, and the ongoing impact of the recent conflict between the Israel and Hamas and the Russia-Ukraine war, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

Holders

As of March 9, 2026, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 15 holders of record of our Class B ordinary shares, and 10 holders of record of our warrants.

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

Use of Proceeds

Of the $283,520,000 in proceeds, we received from our Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, including $9,660,000 payable to the underwriter for deferred underwriting commissions, was placed in the trust account. However, in December 2022, we received a waiver letter from the underwriters electing to waive their entitlement to any deferred underwriting commissions. The amount of funds available for a business combination is approximately $5.7 million as of March 9, 2026, after payment of an aggregate redemption amount of approximately $0.09 million as a result of the approval on March 9, 2026 of the March 2026 Extension Proposal.

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

March 9, 2026

On March 9, 2026, the Company’s shareholders approved an amendment to amend and restate the Company’s Fifth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from March 11, 2026 to March 11, 2027 (the “March 2026 Extension Proposal”).

In connection with the vote to approve the March 2026 Extension Proposal, shareholders holding an aggregate of 7,984 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, approximately $0.09 million (approximately $11.84 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 483,822 Class A ordinary shares issued and outstanding.

Associated with the March 9, 2026 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “March 2026 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “March 2026 Non-Redeemed Shares”) in connection with the March 2026 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such March 2026 Non-Redeemed Shares through the March 9, 2026 Extraordinary General Meeting.

The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG that will accrue on a monthly basis beginning on April 11, 2026 to the investors until the completion of an initial Business Combination in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

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

If we have not completed a business combination by March 11, 2027 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period, including any extension thereto that may be approved by our shareholders.

Proposed Business Combination

On July 2, 2025, (i) the Company (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of MKAR (as defined below) (“Merger Sub”), (iii) Mkango Rare Earths Limited (f/k/a Lancaster Exploration Limited), a company organized under the laws of the British Virgin Islands (“MKAR”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with MKAR, MKA Poland and Mkango ServiceCo, the “Companies” and, each, a “Company”) entered into a business combination agreement (the “Business Combination Agreement”).

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

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, SPAC and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extends the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the Proxy/Registration Statement effective by August 14, 2026.

Financial Advisor Service Agreement

On June 1, 2025, the Company engaged Jett Capital Advisors, LLC (“Jett Capital”) as financial advisor to advise the Company on their proposed Business Combination with MKAR, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited.

Put Option Buyout Letter Agreement

On June 2, 2025, MKAR agreed to issue and sell a convertible promissory note to an affiliate of the Company’s Chairman (the “Investor”) in connection with the Proposed Business Combination with a principal amount of $500,000 (the “BCA Note”), as described in the Note Purchase Agreement in the Company’s Form 8-K filed with the SEC on June 3, 2025.

The Company’s CEO and an affiliated entity of the CEO, entered into a letter agreement (the “Letter Agreement”) with the Investor. The Letter Agreement includes a put option buyout by the Company’s CEO and/or an affiliated entity of the CEO in the event if for any reason whatsoever Investor is entitled to the repayment of the BCA Note (including, without limitation unpaid and accrued interest and other charges owing pursuant to the terms of the BCA Note), and such payment was not timely made by MKAR.

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

For the year ended December 31, 2025, we had net loss of $3,013,571. We incurred $3,024,671 of operating costs and non-redemption agreement expense of $223,138 partially offset by a change in fair value of warrant liabilities of $14 and trust dividend income of $234,224.

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

For the year ended December 31, 2025, cash used in operating activities was $1,108,724, resulting from a net loss of $3,013,571 which was impacted non-redemption agreement expense of $223,138 change in fair value of warrant liabilities of $14, trust dividend income of $234,224 and changes in operating assets and liabilities of $1,915,947.

For the year ended December 31, 2024, cash used in operating activities was $273,885, resulting from a net loss of $204,458 which was impacted by non-redemption agreement expense of $451,322, trust dividend income of $947,345 and changes in operating assets and liabilities of $426,596.

As of December 31, 2025 and 2024, we had cash outside the trust account of $425 available for working capital needs and working capital deficits of $5,297,042 and $2,977,586, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2025 and 2024, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2025, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $1,378,633.

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

On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company (“Second A&R Note”).

On February 10, 2026, the Second A&R Note was amended to be due on the earlier of: (i) December 31, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company (“Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional Class B Ordinary Shares to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which SPAC consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC.

For the year ended December 31, 2025, CIIG has advanced funds to and paid expenses on behalf of the Company in the amount of $1,108,724. Of these funds, $403,459 is reported as due to related parties on the balance sheet. These borrowings are non-interest bearing. The remaining $705,215 is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At December 31, 2025 and 2024, the Company reported $1,592,586 and $1,189,077, respectively, on the balance sheets.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2027, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2027.

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

As discussed above, on June 1, 2025, the Company engaged Jett Capital as financial advisor to advise the Company on their proposed Business Combination with MKAR, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited. Except for $100,000 due upon execution of the agreement, fees for such services will be payable only upon consummation of an initial business combination by us.

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

On February 10, 2026, the Second A&R Note was amended to replace “February 11, 2026” with December 31, 2026 (the “Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional CPTK Class B Ordinary Shares to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which SPAC consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC.

MKAR F-4 Note

In connection with the previously disclosed $750,000 Note Purchase Agreement (the “NPA”) entered into with MKAR on June 3, 2025, CIIG Management III LLC, in its capacity as the F-4 Note Investor, funded the remaining $250,000 in connection with the confidential submission of the Form F-4 in exchange for MKAR’s issuance of a convertible promissory note on February 13, 2026.

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

Significant Accounting Policies

Non-Redemption Agreements

In 2024, the Company and CIIG entered into certain non-redemption agreements and assignments of economic interests (the “Non-Redemption Agreements”) with certain investors (the “Non-Redeeming Investors”). The Non-Redemption Agreements provide for the assignment of economic interest of Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem Class A ordinary shares at the Extraordinary General Meetings. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the year ended December 31, 2024, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $451,322 or $0.78 per share.

Beginning on May 6, 2025, and continuing until the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the May 9, 2025 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the year ended December 31, 2025, the Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $223,138 or $1.94 per share.

In March 2026 the Company and CIIG entered into non-redemption agreements (the “March 2026 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “March 2026 Non-Redeemed Shares”) in connection with the March 9, 2026 Extraordinary General Meeting, CIIG will assign one Class B ordinary share, par value $0.0001 per share for each 40 public shares not redeemed, accruing monthly beginning April 11, 2026 until the completion of the initial Business Combination, held by CIIG to the investors in exchange for such investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors, accruing monthly beginning April 11, 2026 until the completion of the initial Business Combination, in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

Each Non-Redeeming Investor acquired from the Sponsors an indirect economic interest in the Founder Shares. The value of the Non-Redemption Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be non-redemption agreement expense in accordance with SAB Topic 5T.

We utilized a model to determine the fair value of the Non-Redemption Agreements using observable and unobservable assumptions about current and anticipated events. Significant assumptions include the probability and timing of consummating a business combination. Significant variations in these assumptions could have a material impact to the financial statements. The Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $223,138 (or $1.94 per share) for the year ended December 31, 2025. For the year ended December 31, 2024, the Company estimated the aggregate fair value of the Class B ordinary shares attributable to the Non-Redeeming Investors to be $451,322 or $0.78.

Recent Accounting Standards

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for the fiscal years beginning after December 31, 2024. The Company evaluated requirements for the new standard and determined that it is not applicable as it is not subject to income taxation.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

The names of our executive officers and directors, their ages as of March 30, 2026, and their positions are shown below:

Name	Age	Position
Michael Minnick	60	Chief Executive Officer
Richard Chera	51	Chairman of the Board of Directors
Melissa “Lisa” Holladay	58	Director
Stephen Siegel	81	Director
Chris Rogers	67	Director

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

Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of an initial business combination. Holders of the Class A ordinary shares are not entitled to vote on the appointment of directors during such time. These provisions of Crown’s sixth amended and restated memorandum and articles of association relating to the rights of Crown’s holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the ordinary shares voting in a general meeting.

Crown’s officers are appointed by the Crown Board and serve at the discretion of the Crown Board, rather than for specific terms of office. The Crown Board is authorized to appoint officers as it deems appropriate pursuant to Crown’s sixth amended and restated memorandum and articles of association.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the sixth amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our sixth amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties.

Individual	Entity/Organization	Entity’s Business	Affiliation
Michael Minnick	International Investment Group Holdings LLC	Investment Company	Managing Partner

	Target Global Acquisition I Corp.	Special Purpose Acquisition Company	Chief Executive Officer

	Opus Music II LLC	Investment Company	Co-Founder and Managing Partner

Richard Chera	Crown Acquisitions	Real Estate Holding Company	Senior Managing Director

	First Mile Capital	Investment Company	Chief Executive Officer

Lisa Holladay	TIGER 21	Peer-to-Peer Learning	Chief Experience Officer

	Clemson University (Erwin Center for Brand Communications)	Education	Board Member

Stephen Siegel	CBRE, Inc.	Real Estate and Investment Firm	Chairman, Global Brokerage

Chris Rogers	Lumia Capital	Investment Company	Partner

There are also other potential conflicts of interest:

●	Crown’s officers and directors are not required to, and will not, commit their full time to Crown’s affairs, which may result in a conflict of interest in allocating their time between Crown’s operations and Crown’s search for a business combination and their other businesses. Crown currently does not have and does not intend to have any full-time employees prior to the completion of an initial business combination. Each of Crown’s officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and Crown’s officers are not obligated to contribute any specific number of hours per week to Crown’s affairs.

●	Crown PropTech Sponsor purchased Founder Shares prior to the date of Crown’s initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of Crown’s initial public offering. In February 2021, Crown PropTech Sponsor transferred 690,000 Founder Shares to our Anchor Investor and transferred 50,000 Founder Shares to each of Crown’s four independent directors prior to Crown’s initial public offering. In January 2023 Crown PropTech Sponsor sold 5,662,000 Founder Shares and 250,667 Private Placement Warrants to CIIG. The sponsors, officers, and directors have entered into a letter agreement with Crown, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Additionally, the sponsors, officers, and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Crown fails to complete an initial business combination within the prescribed time frame. If Crown does not complete an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, the sponsors, the Anchor Investor and Crown’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of an initial business combination or (ii) the date following the completion of an initial business combination on which Crown completes a liquidation, merger, share exchange or other similar transaction that results in all of Crown shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Crown Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lockup.

●	The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of an initial business combination. Because each of Crown’s officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination.

●	Each of Mr. Chera and Mr. Siegel invested $2,271,000 and $230,000 in Crown PropTech Sponsor, respectively and hold interests in the Crown PropTech Sponsor, or directly in Crown, that represent an interest of up to 348,000 Class B ordinary shares and 3,760,000 Private Placement Warrants. All of such securities would be worthless if a business combination is not consummated by March 11, 2027 (unless such date is extended in accordance with the Existing Governing Documents).

●	On November 30, 2021, we entered into a convertible note with Richard Chera, our former Chief Executive Officer and Director, pursuant to which Mr. Chera agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the trust account may be used for such repayment if we do not consummate a business combination. On May 31, 2023, the Convertible Note was amended and restated (the “A&R Note”) in the aggregate principal amount of up to $1,000,000 to be due on the earlier of: (i) February 11, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the effective date of a liquidation of the Company. Additionally, due to a waiver by Mr. Chera, the A&R Note no longer provides for the Conversion Right. On March 28, 2025, the A&R Note in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company (“Second A&R Note”). On February 10, 2026, the Second A&R Note was amended to be due on the earlier of: (i) December 31, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company (“Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional Class B Ordinary Shares to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which SPAC consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC.

●	On January 17, 2023, CIIG entered into the Securities Assignment Agreement, whereby Crown PropTech Sponsor sold, transferred and assigned 5,662,000 Class B ordinary shares of the Company and 250,667 Private Placement Warrants to purchase Class A ordinary shares of the Company to CIIG. In connection with entry into the Assignment Agreement, CIIG (i) entered into a letter agreement with Crown and (ii) entered into a joinder agreement to the Registration Rights Agreement entered into by Crown PropTech Sponsor in connection with Crown’s Initial Public Offering.

●	Mr. Minnick, Crown’s Chief Executive Officer and the Managing Member of CIIG, invested $20,514 and $1,203, respectively, to acquire 5,622,000 Class B ordinary shares and 250,667 Private Placement Warrants from Crown PropTech Sponsor. All of such securities would be worthless if a business combination is not consummated by March 11, 2027 (unless such date is extended).

●	Crown’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Crown’s initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of March 10, 2026, with respect to our ordinary shares held by:

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

In the table below, percentage ownership is based on 7,383,822 ordinary shares outstanding as of March 10, 2026, including 483,822 shares of Crown Class A ordinary shares and 6,900,000 shares of Crown Class B ordinary shares. Voting percentages represents the voting power of the ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class, provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial business combination. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of the date hereof.

Our Sponsors, Directors and Executive Officers

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares	Number of Class B Ordinary Shares	% of Class A Ordinary Shares	% of Class B Ordinary Shares	% of Ordinary Shares
5% Holders of the Company
CIIG Management III LLC(2)	—	5,662,000	—	82.1%	76.7%
BlackRock, Inc.(3)	417,117	690,000	86.2%	10.0%	15.0%
Sandia Investment Management LP(4)	61,146	—	12.6%	—	0.8%
Directors and Executive Officers of the Company
Michael Minnick(2)	—	5,662,000	—	82.1%	76.7%
Richard Chera(5)	—	298,000	—	4.3%	4.0%
Stephen Siegel	—	50,000	—	*	*
Lisa Holladay	—	50,000	—	*	*
Chris Rogers	—	—	—	*	*
All directors and executive officers of the Company as a group (5 individuals)	—	6,060,000	—	87.8%	82.1%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals prior to a business combination is 40 West 57th Street, 29th Floor, New York, New York 10019.

(2)	CIIG is the record holder of such shares. Michael Minnick, Chief Executive Officer, is the managing member of CIIG Management III LLC. Consequently, he may be deemed the beneficial owner of the shares held by CIIG Management III LLC and have voting and dispositive control over such securities. Mr. Minnick disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The address for CIIG Management III LLC, and Michael Minnick is 40 West 57th Street, 29th Floor, New York, New York 10019. Total includes 2,494,988 Class B Ordinary Shares consisting of 2,194,987 Class B Ordinary Shares that would be transferred at Closing pursuant to non-redemption agreements, 250,000 Class B Ordinary Shares that would be transferred at Closing to the BCA Note Investor, 50,000 Class B Ordinary Shares to be transferred to Chris Rogers and such variable number of shares to be transferred to an unaffiliated third party accruing at 2,500 Class B Ordinary Shares per month from February 2026 until the Closing and to certain parties pursuant to the March 2026 EGM non-redemption agreements accruing at 11,529 Class B Ordinary Shares per month beginning April 11, 2026 until the Closing. Total excludes 517,500 Class B Ordinary Shares that are subject to forfeiture to the Sponsor at Closing.

(3)	The information in the table above regarding Class A ordinary shares is based on additional information of management as of March 10, 2026 and information contained in this shareholder’s Schedule 13G/A under the Exchange Act filed by such shareholder with the SEC on February 14, 2024. The address for the BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001. Includes 517,500 Class B Ordinary Shares that are subject to forfeiture to CIIG at Closing. Excludes 450,000 Class B Ordinary Shares that would be transferred pursuant to prior non-redemption agreements and a variable amount transferred pursuant to the March 2026 EGM non-redemption agreement accruing at 10,000 Class B Ordinary Shares per month beginning April 11, 2026 until the Closing.

(4)	The information in the table above regarding Class A ordinary shares is based on additional information of management as of March 10, 2026 and information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on August 14, 2025. Sandia Investment Management LP. reported that, as of March 31, 2025, it had shared voting and dispositive power over 61,146 Class A ordinary shares. Sandia Investment Management LP is the beneficial owner and Timothy Sichler, who serves as Managing Member of the general partner of Sandia, may be deemed an indirect beneficial owner of the 61,146 Class A ordinary shares. The address for Sandia Investment Management LP and Timothy Sichler is 201 Washington Street, Boston, MA 02108. Excludes 211,148 Class B Ordinary Shares that would be transferred at the Closing by CIIG pursuant to non-redemption agreements and a variable amount transferred pursuant to the March 2026 EGM non-redemption agreement accruing at 1,529 Class B Ordinary Shares per month beginning April 11, 2026 until the Closing.

(5)	Crown PropTech Sponsor is the record holder of such shares and is managed by a board of managers. Mr. Chera may be deemed to have voting and investment discretion with respect to the ordinary shares held of record by Crown PropTech Sponsor, LLC. Mr. Chera disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Excludes 250,000 Class B Ordinary Shares which could be acquired at Closing pursuant to the June 2025 Letter Agreement. The address for Crown PropTech Sponsor is 28 West 25th Street, Floor 6, New York, New York 10010.

Our sponsors beneficially own approximately 80.7% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions.

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

On March 28, 2025, the A&R Note entered into on May 31, 2023 in the aggregate principal amount of up to $1,000,000 was amended to be due on the earlier of: (i) February 11, 2026; (ii) the date on which the Company consummates a Business Combination; or (iii) the effective date of a liquidation of the Company. On February 10, 2026, the Second A&R Note was amended to replace “February 11, 2026” with December 31, 2026. In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional CPTK Class B Ordinary Shares to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which SPAC consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC.

Associated with the March 9, 2026 Extraordinary General Meeting, the Company and CIIG entered into the March 2026 Non-Redemption Agreements with certain investors pursuant to which, if such investors do not redeem the March 2026 Non-Redeemed Shares in connection with the March 2026 Extraordinary General Meeting, CIIG agreed to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such March 2026 Non-Redeemed Shares through the March 9, 2026 Extraordinary General Meeting. The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors per month that will accrue on a monthly basis beginning on April 11, 2026 to the investors until the completion of an initial Business Combination in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

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

Audit Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $327,025 and $127,720, respectively, for the services CBIZ performed in connection with the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K and the review of our quarterly financial statements.

Tax Fees. During the year ended December 31, 2025 and 2024, our fees for our independent registered public accounting firm were $0 for services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crown PropTech Acquisitions

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crown PropTech Acquisitions (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 11, 2027. The Company entered into a business combination agreement with a business combination target on July 2, 2025; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 11, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 11, 2027, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, TX

March 31, 2026

CROWN PROPTECH ACQUISITIONS

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$425	$425
Prepaid expenses	992	1,594
Total current assets	1,417	2,019

Investments held in Trust Account	5,788,250	5,804,083
Total assets	$5,789,667	$5,806,102

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,705,873	$1,790,528
Due to related parties	1,592,586	1,189,077
Total current liabilities	5,298,459	2,979,605

Warrant liabilities	—	14
Total liabilities	5,298,459	2,979,619

Commitments
Class A ordinary shares subject to possible redemption, 491,806 and 513,613 shares at a redemption value of $11.77 and $11.30 as of December 31, 2025 and 2024, respectively	5,788,250	5,804,083

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 491,806 and 513,613 shares subject to possible redemption as of December 31, 2025 and 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	12,991,960	12,063,607
Accumulated deficit	(18,289,692)	(15,041,897)
Total shareholders’ deficit	(5,297,042)	(2,977,600)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,789,667	$5,806,102

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Operating costs	$3,024,671	$700,481
Loss from operations	(3,024,671)	(700,481)
Other income (expense):
Non-redemption agreement expense	(223,138)	(451,322)
Trust dividend income	234,224	947,345
Change in fair value of warrant liabilities	14	—
Total other income, net	11,100	496,023
Net loss	$(3,013,571)	$(204,458)

Weighted average redeemable shares outstanding	499,453	1,661,751
Basic and diluted net loss per redeemable share	$(0.41)	$(0.02)

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable share	$(0.41)	$(0.02)

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	6,900,000	$690	$11,612,285	$(13,890,094)	$(2,277,119)
Capital contribution from Sponsors	—	—	451,322	—	451,322
Remeasurement of ordinary shares subject to redemption value	—	—	—	(947,345)	(947,345)
Net loss	—	—	—	(204,458)	(204,458)
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)
Capital contribution from Sponsors	—	—	928,353	—	928,353
Remeasurement of ordinary shares subject to redemption value	—	—	—	(234,224)	(234,224)
Net loss	—	—	—	(3,013,571)	(3,013,571)
Balance as of December 31, 2025	6,900,000	$690	$12,991,960	$(18,289,692)	$(5,297,042)

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,013,571)	$(204,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(14)	—
Non-redemption agreement expense	223,138	451,322
Trust dividend income	(234,224)	(947,345)
Changes in current assets and current liabilities:
Prepaid expenses	602	1,227
Accounts payable and accrued expenses	1,915,345	425,369
Net cash used in operating activities	(1,108,724)	(273,885)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	250,057	40,209,102
Net cash provided by investing activities	250,057	40,209,102

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	403,509	273,658
Capital contribution from the Sponsor	705,215	—
Redemption of Class A ordinary shares subject to possible redemption	(250,057)	(40,209,102)
Net cash provided by (used in) financing activities	858,667	(39,935,444)

Net Change in Cash	—	(227)
Cash—Beginning of year	425	652
Cash—Ending of year	$425	$425

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$234,224	$947,345
Equity contribution from Non-Redemption Agreements	$223,138	$451,322

The accompanying notes are an integral part of the financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As discussed below, the Company’s shareholders have agreed to extend the date by which the Company must consummate an initial Business Combination from May 11, 2025 to March 11, 2026 and on March 9, 2026 the Company’s shareholders extended the date by which the Company must consummate an initial Business Combination from March 11, 2026 to March 11, 2027.

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

The Company has until March 11, 2027 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

In the event of a liquidation of the Trust Account upon the failure of the Company to consummate its initial Business Combination by March 11, 2027, Crown PropTech Sponsor (but not CIIG) has agreed that it will indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked Crown PropTech Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Crown PropTech Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Crown PropTech Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that Crown PropTech Sponsor would be able to satisfy those obligations.

Business Combination Agreement

On July 2, 2025, the Company (“SPAC”), (ii) Mkango (Cayman) Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned Subsidiary of MKAR (as defined below) (“Merger Sub”), (iii) Mkango Rare Earths Limited (f/k/a Lancaster Exploration Limited), a company organized under the laws of the British Virgin Islands (“MKAR”, and from and after the Closing, “PubCo”), and a direct, wholly owned subsidiary of Mkango Resources Ltd., a company organized under the laws of British Columbia, Canada (the “Selling Shareholder”), (iv) Mkango Polska s.p. Z.o.o., a company organized under the laws of Poland and a direct, wholly owned subsidiary of Selling Shareholder (“MKA Poland”), (v) Mkango ServiceCo UK Limited, a company organized under the laws of England and a direct, wholly owned subsidiary of Selling Shareholder (“Mkango ServiceCo”), and (vi) MKA Exploration Ltd., a company organized under the laws of the British Virgin Islands and a direct, wholly owned subsidiary of Selling Shareholder (“MKA BVI”, and together with MKAR, MKA Poland and Mkango ServiceCo, the “Companies”) entered into a business combination agreement (the “Business Combination Agreement”). Capitalized terms used herein but not defined shall have the meanings as set forth in the Business Combination Agreement.

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

March 9, 2026

On March 9, 2026, the Company’s shareholders approved an amendment to amend and restate the Company’s Fifth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from March 11, 2025 to March 11, 2027 (the “March 2026 Extension Proposal”).

In connection with the vote to approve the March 2026 Extension Proposal, shareholders holding an aggregate of 7,984 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, approximately $0.09 million (approximately $11.84 per share) was withdrawn from the Trust Account (described below) to redeem such shares. Following the redemptions, there were 483,822 Class A ordinary shares issued and outstanding.

In March 2026 the Company and CIIG entered into non-redemption agreements (the “March 2026 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “March 2026 Non-Redeemed Shares”) in connection with the March 9, 2026 Extraordinary General Meeting, CIIG will assign one Class B ordinary share, par value $0.0001 per share for each 40 public shares not redeemed, accruing monthly beginning April 11, 2026 until the completion of the initial Business Combination, held by CIIG to the investors in exchange for such investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG to the investors, accruing monthly beginning April 11, 2026 until the completion of the initial Business Combination, in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $5,297,042. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2025, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2025, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $1,378,633.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2027, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2027.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 of cash and no cash equivalents as of December 31, 2025 and 2024.

Investments Held in Trust Account

As of December 31, 2025 and 2024, the Trust Account had $5,788,250 and $5,804,083, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the year ended December 31, 2025, the Company withdrew $250,057, of principal and dividend income from the Trust Account in connection with redemptions. During the year ended December 31, 2024, the Company withdrew $40,209,102, of principal and interest income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2025 and 2024, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, 491,806 and 513,613, respectively, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2023	4,196,485	$45,065,840
Less:
Redemption	(3,682,872)	(40,209,102)
Plus:
Remeasurement of carrying value to redemption value	—	947,345
Ordinary shares subject to possible redemption, December 31, 2024	513,613	5,804,083
Less:
Redemption	(21,807)	(250,057)
Plus:
Remeasurement of carrying value to redemption value	—	234,224
Ordinary shares subject to possible redemption, December 31, 2025	491,806	$5,788,250

Net Loss per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the years ended December 31, 2025 or 2024. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

	For the Years Ended December 31,
	2025		2024
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(203,412)	$(2,810,159)	$(39,683)	$(164,775)
Denominator
Weighted-average shares outstanding	499,453	6,900,000	1,661,751	6,900,000
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.02)	$(0.02)

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

Working Capital Loans Option

On November 30, 2021, Richard Chera, the Company’s former Chief Executive Officer and director agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company (“Working Capital Loan”). At December 31, 2022, at the option of Richard Chera, the outstanding principal of $666,000 may be converted into that number of warrants equal to the outstanding principal of the note divided by $1.50 (444,000 warrants). The option (“Working Capital Loan Option”) to convert the Working Capital Loan into warrants qualified as an embedded derivative under ASC 815 and was required to be reported at fair value. On May 31, 2023, Richard Chera agreed to waive the right to convert the amounts due under the Working Capital Loan into warrants. At December 31, 2025 and 2024, the Working Capital Loan Option no longer existed. In accordance with ASC Topic 470, “Liabilities” the Company has determined the waiver of the right to convert is a debt modification. Given the warrants had no significant value at the time of the debt modification, there is no effect on the Company’s financial statements for the debt modification.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for the fiscal years beginning after December 31, 2024. The Company evaluated requirements for the new standard and determined that it is not applicable as it is not subject to income taxation.

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

As of December 31, 2025, CIIG has advanced funds to and paid expenses on behalf of the Company in the amount of $1,108,724. Of these funds, $403,509 is reported as due to related parties on the balance sheets. These borrowings are non-interest bearing. The remaining $705,215 is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At December 31, 2025 and 2024, the Company reported $1,592,586 and $1,189,077, respectively, on the balance sheets.

On June 2, 2025, MKAR agreed to issue and sell a convertible promissory note to an affiliate of the Company’s Chairman (the “Investor”) in connection with the Proposed Business Combination with a principal amount of $500,000 (the “BCA Note”), as described in the Note Purchase Agreement in the Company’s Form 8-K filed with the SEC on June 3, 2025.

The Company’s CEO and an affiliated entity of the CEO, entered into a letter agreement (the “Letter Agreement”) with the Investor. The Letter Agreement includes a put option buyout by the Company’s CEO and/or an affiliated entity of the CEO in the event if for any reason whatsoever Investor is entitled to the repayment of the BCA Note (including, without limitation unpaid and accrued interest and other charges owing pursuant to the terms of the BCA Note), and such payment was not timely made by MKAR.

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

Financial Advisor Service Agreement

On June 1, 2025, the Company engaged Jett Capital as financial advisor to advise the Company on their proposed Business Combination with MKAR Limited, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no shares issued and outstanding (excluding 491,806 and 513,613 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At December 31, 2025 and 2024, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

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

December 31, 2025	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,788,250	$—	$—

Liabilities:
Public Warrants	$—	$—	$—
Private Warrants	—	—	—
Fair Value of warrants	$—	$—	$—

December 31, 2024	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,804,083	$—	$—

Liabilities:
Public Warrants	$—	$9	$—
Private Warrants	—	5	—
Fair Value of warrants	$—	$14	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$425	$425
Investments held in Trust Account	$5,788,250	$5,804,083
Total assets	$5,789,667	$5,806,102

	For the Years Ended December 31,
	2025	2024
Operating costs	$(3,024,671)	$(700,481)
Trust dividend income	$234,224	$947,345
Net loss	$(3,013,571)	$(204,458)

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

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, SPAC and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extends the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the Proxy/Registration Statement effective by August 14, 2026.

Amended and Restated Promissory Note

On February 10, 2026, the Second A&R Note was amended to replace “February 11, 2026” with December 31, 2026 (the “Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional CPTK Class B Ordinary Shares to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which SPAC consummates a business combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC.

In connection with the previously disclosed $750,000 Note Purchase Agreement (the “NPA”) entered into with MKAR on June 3, 2025, CIIG Management III LLC, in its capacity as the F-4 Note Investor, funded the remaining $250,000 in connection with the confidential submission of the Form F-4 in exchange for MKAR’s issuance of a convertible promissory note on February 13, 2026.

Shareholder Meeting

On March 9, 2026, the Company’s shareholders approved an amendment to amend and restate the Company’s Fifth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from March 11, 2026 to March 11, 2027 (the “March 2025 Extension Proposal”).

In connection with the vote to approve the March 2026 Extension Proposal, shareholders holding an aggregate of 7,984 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, approximately $0.09 million (approximately $11.84 per share) was withdrawn from the Trust Account to redeem such shares. Following the redemptions, there were 483,822 Class A ordinary shares issued and outstanding

Associated with the March 9, 2026 Extraordinary General Meeting, the Company and CIIG entered into non-redemption agreements (the “March 2026 Non-Redemption Agreements”) with certain investors pursuant to which, if such investors do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares of the Company (the “March 2026 Non-Redeemed Shares”) in connection with the March 9, 2026 Extraordinary General Meeting, CIIG will agree to transfer to such investors Class B ordinary shares held by CIIG immediately following the consummation of an initial Business Combination if they continue to hold such March 2026 Non-Redeemed Shares through the March 9, 2026 Extraordinary General Meeting. The Company and CIIG entered into non-redemption agreements in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 461,146 Class A Ordinary Shares.

The March 2026 Non-Redemption Agreements provided for the assignment of 11,529 Class B ordinary shares, par value $0.0001 per share, held by CIIG that will accrue on a monthly basis beginning on April 11, 2026 to the investors until the completion of an initial Business Combination in exchange for such Investors agreeing to hold and not redeem certain public shares at the March 9, 2026 Extraordinary General Meeting.

(b) Exhibits.

Exhibit Number	Description of Document

2.1†	Business Combination Agreement, dated as of July 2, 2025, by and among CPTK, Lancaster Exploration Limited, Mkango Polska S.P.Z.O.O., MKA Exploration Limited, Mkango ServiceCo UK Limited and Mkango (Cayman) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

2.2†	Amendment No. 1 to Business Combination Agreement, dated as of February 13, 2026, by and among CPTK, Mkango Rare Earths Limited (formerly Lancaster Exploration Limited) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2026 (file no. 001-40017).

3.2	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 12, 2024 (file no. 001-40017)).

3.3	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2024 (file no. 001-40017)).

3.4	Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2025 (file no. 001-40017)).

3.5	Sixth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 10, 2026 (file no. 001-40017)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

4.4	Warrant Agreement, dated February 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

4.5*	Description of Securities

4.6	Form of Warrant Assignment and Assumption ((incorporated by reference to Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017)).

10.1	Amended & Restated Promissory Note, dated March 28, 2025, issued by the registrant to Richard Chera (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed March 31, 2025 (file no. 001-40017)).

10.2	Securities Purchase Agreement between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed January 21, 2021 (file no. 333-252307)).

10.3	Private Placement Warrants Purchase Agreement, dated as February 8, 2021, between CPTK and CPTK’s sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.4	Investment Management Trust Agreement between CPTK and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.5	Registration Rights Agreement, dated February 8, 2021, among CPTK, CPTK’s sponsor and certain equity holders of CPTK (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.6	Letter Agreement, dated February 8, 2021, between CPTK and CPTK’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2021, (file no. 001-40017)).

10.7	Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on January 21, 2021 (file No. 333-252307)).

10.8	Letter Agreement, dated January 17, 2023, by and between Crown PropTech Acquisitions and Crown PropTech Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Annual Report on Form 10-K for the year ended December 31, 2023 filed on September 12, 2025 (file no. 001-40017).

10.9	Shareholder Support Agreement, dated July 2, 2025, by and among CPTK, Mkango Resources Ltd., Lancaster Exploration Limited, Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

10.10	Sponsor Support Agreement, dated as of July 2, 2025, by and among CPTK, CIIG Management III LLC, the investor parties thereto, Lancaster Exploration Limited, Mkango Polska s.p. Z.o.o., Mkango ServiceCo UK Limited and MKA Exploration Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2025 (file no. 001-40017).

10.11	Amended and Restated Promissory Note, dated January 17, 2023, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed June 2, 2023 (file No. 001-40017)).

10.12	Letter Agreement, dated January 17, 2023, by and among Crown PropTech Sponsor, LLC, Richard Chera and CIIG Management III LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 17, 2023 (file no. 001-40017)).

10.13	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2023 (file no. 001-40017)).

10.14	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the February 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2024 (SEC file no. 001-40017)).

10.15	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the August 2024 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2024 (SEC file no. 001-40017)).

10.16	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the May 2025 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2025 (SEC file no. 001-40017)).

10.17	Form of Non-Redemption Agreement and Assignment of Economic Interest in connection with the March 2026 EGM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2026 (SEC file no. 001-40017)).

10.18	Amended and Restated Promissory Note, dated March 28, 2025, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed October 21, 2025 (file No. 001-40017))

10.19	Third Amended and Restated Promissory Note, dated February 10, 2026, issued by Crown PropTech Acquisitions to Richard Chera (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 17, 2026 (file No. 001-40017))

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed September 11, 2025 (file no. 001-40017)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: March 31, 2026	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Minnick	Chief Executive Officer	March 31, 2026
Michael Minnick	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Richard Chera	Director (Chairman)	March 31, 2026
Richard Chera

/s/ Lisa Holladay	Director	March 31, 2026
Lisa Holladay

/s/ Stephen Siegel	Director	March 31, 2026
Stephen Siegel

/s/ Christopher Rogers	Director	March 31, 2026
Christopher Rogers