Form 10-Q
period 2026-03-31
Crown PropTech Acquisitions
filed 2026-05-18
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 18, 2026, 483,822 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$425	$425
Prepaid expenses	38,179	992
Total current assets	38,604	1,417

Investments held in Trust Account	5,744,230	5,788,250
Total assets	$5,782,834	$5,789,667

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,183,231	$3,705,873
Due to related parties	1,592,586	1,592,586
Total liabilities	5,775,817	5,298,459

Commitments
Class A ordinary shares subject to possible redemption, 483,822 and 491,806 shares at a redemption value of $11.87 and $11.77 as of March 31, 2026 and December 31, 2025, respectively	5,744,230	5,788,250

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 483,822 and 491,806 shares subject to possible redemption as of as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	13,631,656	12,991,960
Accumulated deficit	(19,369,559)	(18,289,692)
Total shareholders’ deficit	(5,737,213)	(5,297,042)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,782,834	$5,789,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Operating costs	$1,069,505	$772,793
Loss from operations	(1,069,505)	(772,793)
Other (expense) income:
Loan Extension Agreement expense	(10,362)	—
Trust dividend income	50,560	60,666
Total other income, net	40,198	60,666
Net loss	$(1,029,307)	$(712,127)

Weighted average redeemable shares outstanding	489,766	513,613
Basic and diluted net loss per redeemable share	$(0.14)	$(0.10)

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable share	$(0.14)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	6,900,000	$690	$12,991,960	$(18,289,692)	$(5,297,042)
Capital contribution from Sponsors	—	—	629,334	—	629,334
Equity contribution from Loan Extension Agreement	—	—	10,362	—	10,362
Remeasurement of redeemable ordinary shares to redemption value	—	—	—	(50,560)	(50,560)
Net loss	—	—	—	(1,029,307)	(1,029,307)
Balance as of March 31, 2026	6,900,000	$690	$13,631,656	$(19,369,559)	$(5,737,213)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)
Remeasurement of redeemable ordinary shares to redemption value	—	—	—	(60,666)	(60,666)
Net loss	—	—	—	(712,127)	(712,127)
Balance as of March 31, 2025	6,900,000	$690	$12,063,607	$(15,814,690)	$(3,750,393)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,029,307)	$(712,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Loan Extension Agreement expense	10,362	—
Trust dividend income	(50,560)	(60,666)
Changes in current assets and current liabilities:
Prepaid expenses	(37,187)	(4,100)
Accounts payable and accrued expenses	477,358	690,751
Net cash used in operating activities	(629,334)	(86,142)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	94,580	—
Net cash provided by investing activities	94,580	—

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	629,334	86,142
Redemption of Class A ordinary share subject to possible redemption	(94,580)	—
Net cash provided by financing activities	534,754	86,142

Net Change in Cash	—	—
Cash—Beginning of period	425	425
Cash—Ending of period	$425	$425
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$50,560	$60,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, the Company and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extends the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the Proxy/Registration Statement effective by August 14, 2026.

Shareholder Meetings

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $5,737,213. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares.

Through March 31, 2026, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $2,007,967.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements are issued. Although no formal agreement exists, the Sponsors are committed to extend loans as needed (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2027, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the unaudited condensed financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2027.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the escalation of conflicts in the Middle East and Southwest Asia. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent changes in international trade policies, tariffs and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law.  However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2026.

Segment Reporting

The Company complies with ASC Topic 280, “Segment Reporting,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASC Topic 280 on January 1, 2025. The amendments will be applied retrospectively to all prior periods presented in the unaudited condensed financial statements (see Note 10).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 of cash and no cash equivalents as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Trust Account had $5,744,230 and $5,788,250, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For the three months ended March 31, 2026 and 2025, the Company withdrew $94,580 and $0, respectively, of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2024	513,613	5,804,083
Less:
Redemption	(21,807)	(250,057)
Plus:
Remeasurement of carrying value to redemption value	—	234,224
Ordinary shares subject to possible redemption, December 31, 2025	491,806	$5,788,250
Less:
Redemption	(7,984)	(94,580)
Plus:
Remeasurement of carrying value to redemption value	—	50,560
Ordinary shares subject to possible redemption, March 31, 2026	483,822	$5,744,230

Net Loss per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three months ended March 31, 2026 or 2025. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(68,219)	$(961,088)	$(49,336)	$(662,791)
Denominator
Weighted-average shares outstanding	489,766	6,900,000	513,613	6,900,000
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.10)	$(0.10)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Loan Extension Agreement

On February 10, 2026, the A&R Note (discussed in Note 5) was amended to replace “February 11, 2026” with December 31, 2026 (the “Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional Class B Ordinary Shares upon consummation of a Business Combination to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which Company consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC (the “Loan Extension Agreement”). The Company complies with Staff Accounting Bulletin Topic 5T and recognize a capital contribution, as the potential transfer of these shares is a benefit to the Company

As of March 31, 2026, the Loan Extension Agreement accrued 5,000 Class B ordinary shares. The Company estimated the aggregate fair value of the 5,000 Class B ordinary shares attributable to the Loan Extension Agreement, for the period ended March 31, 2026, to be $10,362. This implies a value of $1.97 per share for the 2,500 Class B ordinary shares that vested on February 10, 2026 and $2.17 per share for the additional 2,500 Class B ordinary shares that vested in March.

The value of the Loan Extension Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be Loan Extension Agreement expense in accordance with SAB Topic 5T.

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

On November 30, 2021, the Company entered into a convertible note with Richard Chera, its former Chief Executive Officer and director, pursuant to which Mr. Chera agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Note”). The Convertible Note was non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a Business Combination. Up to $1,500,000 of the Convertible Note could have been converted into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of Mr. Chera (the “Conversion Right”).

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

On February 10, 2026, the A&R Note was amended to replace “February 11, 2026” with December 31, 2026 (the “Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional Class B Ordinary Shares upon consummation of a Business Combination to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which Company consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC. Upon consummation of a Business Combination, the Company will comply with Staff Accounting Bulletin Topic 5T and recognize As the potential transfer of these shares is contingent upon the close of a Business Combination, the Company has not recognized an expense or a liability (depending on the underlying transaction) and an increase in additional-paid-in capital for the fair value of the shares transferred.

As of March 31, 2026, CIIG has advanced funds to and paid expenses on behalf of the Company in the amount of $1,779,215. Of these funds, $444,667 is reported as due to related parties on the balance sheets. These borrowings are non-interest bearing. The remaining $1,334,549 is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties (excluding $1,334,549 of advances from CIIG that are reported on the statements of changes in shareholders’ deficit as a capital contribution). At March 31, 2026 and December 31, 2025, the Company reported $1,592,586 on the balance sheets as due to related parties.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no shares issued and outstanding (excluding 483,822 and 491,806 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 6,900,000 Class B ordinary shares issued or outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At March 31, 2026 and December 31, 2025, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

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

March 31, 2026	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,744,230	$—	$—

Liabilities:
Public Warrants	$—	$—	$—
Private Warrants	—	—	—
Fair Value of warrants	$—	$—	$—

December 31, 2025	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,788,250	$—	$—

Liabilities:
Public Warrants	$—	$—	$—
Private Warrants	—	—	—
Fair Value of warrants	$—	$—	$—

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31,	December 31,
	2026	2025
Cash	$425	$425
Investments held in Trust Account	$5,744,230	$5,788,250
Total assets	$5,782,834	$5,789,667

	For the Three Months Ended March 31,
	2026	2025
Operating costs	$(1,069,505)	$(772,793)
Trust dividend income	$50,560	$60,666
Net loss	$(1,029,307)	$(712,127)

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

Extraordinary General Meetings

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

For the three months ended March 31, 2026, we had net loss of $1,029,307. We incurred $1,069,505 of operating costs and $10,362 in loan extension agreement expense partially offset by a trust dividend income of $50,560.

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

For the three months ended March 31, 2026, cash used in operating activities was $629,334, resulting from a net loss of $1,029,307 which was impacted trust dividend income of $50,560, loan extension agreement expense of $10,362 and changes in operating assets and liabilities of $440,171.

For the three months ended March 31, 2025, cash used in operating activities was $86,142, resulting from a net loss of $712,127 which was impacted trust dividend income of $60,666 and changes in operating assets and liabilities of $686,651.

As of March 31, 2026 and December 31, 2025, we had cash outside the trust account of $425 available for working capital needs and working capital deficits of $5,737,213 and $5,297,042, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2026 and December 31, 2025, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2026, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $2,007,967.

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

For the three months ended March 31, 2026, CIIG has paid expenses on behalf of the Company in the amount of $629,334 and is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At March 31, 2026 and December 31, 2025, the Company reported $1,592,586 on the balance sheets.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements are issued. Although no formal agreement exists, the Sponsors are committed to extend loans as needed.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the above liquidity issues and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2027, or by the end of any extension to the Combination Period, to consummate a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the unaudited condensed financial statements are issued. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2027.

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

Beginning on May 6, 2025, and continuing until the May 9, 2025 Extraordinary General Meeting, the Company and CIIG entered into Non-Redemption Agreements with the Non-Redeeming Investors. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 115,287 Class B ordinary shares held by CIIG to the Non-Redeeming Investors in exchange for such Non-Redeeming Investors agreeing to hold and not redeem an aggregate of 461,146 Class A ordinary shares at the May 9, 2025 Extraordinary General Meeting. Pursuant to the Non-Redemption Agreements, CIIG has agreed to transfer to such Non-Redeeming Investors an aggregate of 115,287 Class A ordinary shares upon conversion of the Class B ordinary shares in connection with the consummation of an initial Business Combination. For the three months ended March 31, 2026, the Company estimated the aggregate fair value of the 115,287 Class B ordinary shares attributable to the Non-Redeeming Investors to be $223,138 or $1.94 per share.

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

We utilized a model to determine the fair value of the Non-Redemption Agreements using observable and unobservable assumptions about current and anticipated events. Significant assumptions include the probability and timing of consummating a business combination. Significant variations in these assumptions could have a material impact to the unaudited condensed financial statements.

Loan Extension Agreement

On February 10, 2026, the A&R Note (discussed in Note 5) was amended to replace “February 11, 2026” with December 31, 2026 (the “Third A&R Note”). In connection with the execution of the Third A&R Note, CIIG Management III LLC has agreed to transfer additional Class B Ordinary Shares upon consummation of a Business Combination to an unaffiliated third party in an amount equal to the product of the number of months from February 2026 until the date on which Company consummates a Business Combination and 2,500 and subject to the same transfer restrictions that are imposed on CIIG Management III LLC (the “Loan Extension Agreement”).

The loan extension agreement provides for us to transfer shares of the company to a third party under certain conditions.

The Company complies with Staff Accounting Bulletin Topic 5T and recognizes a capital contribution, as the potential transfer of these shares is a benefit to the Company.

The value of the Loan Extension Agreements is reported as a component of shareholders’ deficit. The excess of the fair value of the Founder Shares was determined to be Loan Extension Agreement expense in accordance with SAB Topic 5T.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our unaudited condensed financial position, results of operations and unaudited condensed cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this Quarterly Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description

2.1†	Amendment No. 1 to Business Combination Agreement, dated as of February 13, 2026, by and among CPTK and Mkango Rare Earths Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 10, 2026 (file no. 001-40017).

3.1	Sixth Amended and Restated Memorandum and Articles of Association of Crown PropTech Acquisitions (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 9, 2026 (file no. 001-40017)

10.1	Third Amended and Restated Promissory Note, dated February 10, 2026, issued by CPTK to Richard Chera (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2026 (file no. 001-40017).

10.2	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2026 (file no. 001-40017).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: May 18, 2026	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)