Form 10-Q
period 2026-06-30
Crown PropTech Acquisitions
filed 2026-08-18
CIK 1827899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, 483,822 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CROWN PROPTECH ACQUISITIONS

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$425	$425
Prepaid expenses	25,545	992
Total current assets	25,970	1,417

Investments held in Trust Account	5,794,719	5,788,250
Total assets	$5,820,689	$5,789,667

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,779,786	$3,705,873
Due to related parties	1,592,586	1,592,586
Total current liabilities	6,372,372	5,298,459

Warrant liabilities	994,933	—
Total liabilities	7,367,305	5,298,459

Commitments
Class A ordinary shares subject to possible redemption, 483,822 and 491,806 shares at a redemption value of $11.98 and $11.77 as of June 30, 2026 and December 31, 2025, respectively	5,794,719	5,788,250

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 483,822 and 491,806 shares subject to possible redemption as of as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	14,113,582	12,991,960
Accumulated deficit	(21,455,607)	(18,289,692)
Total shareholders’ deficit	(7,341,335)	(5,297,042)
Total liabilities, class A ordinary shares subject to possible redemption, and shareholders’ deficit	$5,820,689	$5,789,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating costs	$940,444	$1,005,463	$2,009,949	$1,778,256
Loss from operations	(940,444)	(1,005,463)	(2,009,949)	(1,778,256)
Other (expense) income:
Loan Extension Agreement expense	(26,850)	—	(37,212)	—
Trust dividend income	50,489	59,442	101,049	120,108
Non-redemption agreement expense	(123,821)	(223,138)	(123,821)	(223,138)
Change in fair value of warrant liabilities	(994,933)	(35,519)	(994,933)	(35,519)
Total other expense, net	(1,095,115)	(199,215)	(1,054,917)	(138,549)
Net loss	$(2,035,559)	$(1,204,678)	$(3,064,866)	$(1,916,805)

Weighted average redeemable shares outstanding	483,822	501,152	486,777	507,228
Basic and diluted net loss per redeemable share	$(0.28)	$(0.16)	$(0.41)	$(0.26)

Weighted average non-redeemable shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable share	$(0.28)	$(0.16)	$(0.41)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	6,900,000	$690	$12,991,960	$(18,289,692)	$(5,297,042)
Capital contribution from Sponsors	—	—	629,334	—	629,334
Equity contribution from Loan Extension Agreement	—	—	10,362	—	10,362
Remeasurement of redeemable ordinary shares to redemption value	—	—	—	(50,560)	(50,560)
Net loss	—	—	—	(1,029,307)	(1,029,307)
Balance as of March 31, 2026	6,900,000	690	13,631,656	(19,369,559)	(5,737,213)
Capital contribution from Sponsors	—	—	331,255	—	331,255
Equity contribution from Loan Extension Agreement	—	—	26,850	—	26,850
Equity contribution from Non-Redemption Agreement	—	—	123,821	—	123,821
Remeasurement of redeemable ordinary shares to redemption value	—	—	—	(50,489)	(50,489)
Net loss	—	—	—	(2,035,559)	(2,035,559)
Balance as of June 30, 2026	6,900,000	$690	$14,113,582	$(21,455,607)	$(7,341,335)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	6,900,000	$690	$12,063,607	$(15,041,897)	$(2,977,600)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(60,666)	(60,666)
Net loss	—	—	—	(712,127)	(712,127)
Balance as of March 31, 2025	6,900,000	690	12,063,607	(15,814,690)	(3,750,393)
Remeasurement of ordinary shares subject to redemption value	—	—	—	(59,442)	(59,442)
Capital contribution from Sponsor	—	—	223,138	—	223,138
Net loss	—	—	—	(1,204,678)	(1,204,678)
Balance as of June 30, 2025	6,900,000	$690	$12,286,745	$(17,078,810)	$(4,791,375)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(3,064,866)	$(1,916,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	994,933	35,519
Non-redemption agreement expense	123,821	223,138
Loan Extension Agreement expense	37,212	—
Trust dividend income	(101,049)	(120,108)
Changes in current assets and current liabilities:
Prepaid expenses	(24,553)	(2,544)
Accounts payable and accrued expenses	1,073,913	1,511,109
Net cash used in operating activities	(960,589)	(269,691)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	94,580	250,057
Net cash provided by investing activities	94,580	250,057

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	960,589	269,691
Redemption of Class A ordinary share subject to possible redemption	(94,580)	(250,057)
Net cash provided by financing activities	866,009	19,634

Net Change in Cash	—	—
Cash—Beginning of period	425	425
Cash—Ending of period	$425	$425
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$101,049	$120,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN PROPTECH ACQUISITIONS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

In connection with the proposed Business Combination, MKAR and the Company have filed a registration statement on Form F-4 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”), including a preliminary proxy statement of the Company and a preliminary prospectus of MKAR with respect to the securities to be offered in the proposed Business Combination.

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, the Company and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amended the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extended the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) did not declare the Proxy/Registration Statement effective by August 14, 2026. Because the Proxy/Registration Statement was not declared effective by August 14, 2026, the Outside Date was automatically extended to December 31, 2026.

Amendment No. 2 to Business Combination Agreement

On May 20, 2026, the Company and MKAR entered into Amendment No. 2 to the Business Combination Agreement (“Amendment No. 2”) to, among other things, amend certain definitions and provisions relating to the Exchange Ratio and share issuances by MKAR prior to the Closing, and to set forth the settlement of intercompany indebtedness through a debt-to-equity exchange by Mkango and MKAR as a condition to the Closing.

In connection with the execution of Amendment No. 2, the Company and MKAR agreed to amend and restate the form of Registration Rights and Lock-Up Agreement to be entered into at Closing to, among other things, amend certain definitions, grant the Selling Shareholder certain rights to include for resale an allotted number of its Company Shares in any subsequent registered offering of Company shares, and exclude certain Company Class B Ordinary Shares to be transferred by the Sponsors pursuant to certain previously disclosed non-redemption agreements to unaffiliated third parties at Closing from certain transfer restrictions during the Lock-Up Period (as defined in the Registration Rights and Lock-Up Agreement).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash outside the Trust Account of $425 available for working capital needs and working capital deficit of $6,346,402. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares.

Through June 30, 2026, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the IPO, the sale of Private Placement Warrants, the Promissory Note (as defined below), the Working Capital Loan (as defined below) and capital contributions from the Sponsors of $2,339,222.

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

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including domestic research cost expensing among other changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions. The new legislation has multiple effective dates, with certain provisions effective in 2025, 2026 and others in the future. The impacts of the OBBBA are reflected in our results in the respective year of effectiveness. The Company currently believes that the tax provisions of the legislation will not have a material impact on the Company’s Statement of Operations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results that may be expected through December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Trust Account had $5,794,719 and $5,788,250, respectively, held in marketable securities. Such securities are presented on the balance sheets at fair value at the end of the reporting period. Dividends earned on these securities are included in trust dividend income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For the six months ended June 30, 2026 and 2025, the Company withdrew $94,580 and $250,057, respectively, of principal and dividend income from the Trust Account in connection with redemptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption, December 31, 2024	513,613	5,804,083
Less:
Redemption	(21,807)	(250,057)
Plus:
Remeasurement of carrying value to redemption value	—	234,224
Ordinary shares subject to possible redemption, December 31, 2025	491,806	$5,788,250
Less:
Redemption	(7,984)	(94,580)
Plus:
Remeasurement of carrying value to redemption value	—	50,560
Ordinary shares subject to possible redemption, March 31, 2026	483,822	$5,744,230
Plus:
Remeasurement of carrying value to redemption value	—	50,489
Ordinary shares subject to possible redemption, June 30, 2026	483,822	$5,794,719

Net Loss per Ordinary Shares

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,213,333 Class A ordinary shares at $11.50 per share were issued on February 11, 2021. No warrants were exercised during the three or six months ended June 30, 2026 or 2025. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(133,379)	$(1,902,180)	$(81,572)	$(1,123,106)	$(201,970)	$(2,862,896)	$(131,258)	$(1,785,547)
Denominator
Weighted-average shares outstanding	483,822	6,900,000	501,152	6,900,000	486,777	6,900,000	507,228	6,900,000
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.16)	$(0.16)	$(0.41)	$(0.41)	$(0.26)	$(0.26)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2026, the March 2026 Non-Redemption Agreements accrued 34,587 Class B ordinary shares. The Company estimated the aggregate fair value of the 34,587 Class B ordinary shares attributable to the March 2026 Non-Redemption Agreements, for the period ended June 30, 2026, to be $123,821. This implies a value of $3.58 per share that vested during the six months ended June 30, 2026.

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

As of June 30, 2026, the Loan Extension Agreement accrued 12,500 Class B ordinary shares. The Company estimated the aggregate fair value of the 12,500 Class B ordinary shares attributable to the Loan Extension Agreement, for the period ended June 30, 2026, to be $37,212. This implies a value of $2.98 per share that vested during the six months ended June 30, 2026. For the three and six months ended June 30, 2026, the Company recognized an expense of $26,850 and $37,212, respectively, for the Loan Extension Agreement. No expense was recognized in the three and six months ended June 30, 2025.

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

As of June 30, 2026, CIIG has advanced funds to and paid expenses on behalf of the Company in the amount of $2,457,390. Of these funds, $791,586 is reported as due to related parties on the balance sheets. These borrowings are non-interest bearing. The remaining $1,665,804 is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor. As of December 31, 2025, CIIG has advanced funds to and paid expenses on behalf of the Company in the amount of $1,108,674. Of these funds, $403,459 is reported as due to related parties on the balance sheet. These borrowings are non-interest bearing. The remaining $705,215 is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties (excluding $1,334,549 of advances from CIIG that are reported on the statements of changes in shareholders’ deficit as a capital contribution). At June 30, 2026 and December 31, 2025, the Company reported $1,592,586 on the balance sheets as due to related parties.

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

Amended and Restated Financial Advisory Agreement

On May 20, 2026, as amended and restated on June 8, 2026, Jett Capital, the Company, MKAR, and the financial advisors to MKAR entered into an agreement relating to the provision of mergers and acquisitions advisory services in connection with the Business Combination Agreement, as amended, to provide that the financial advisors party thereto have the discretion to receive Advisor Compensation Shares (as defined therein) in lieu of cash immediately prior to the closing of the Business Combination for services rendered.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no shares issued and outstanding (excluding 483,822 and 491,806 shares subject to possible redemption, respectively).

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. At June 30, 2026 and December 31, 2025, there was insufficient trading activity for the Public Warrants to be classified as Level 1 and was classified as Level 2.

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

June 30, 2026	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,794,719	$—	$—

Liabilities:
Public Warrants	$—	$644,000	$—
Private Warrants	—	350,933	—
Fair Value of warrants	$—	$994,933	$—

December 31, 2025	Level 1	Level 2	Level 3
Description
Assets:
Investments held in Trust Account	$5,788,250	$—	$—

Liabilities:
Public Warrants	$—	$—	$—
Private Warrants	—	—	—
Fair Value of warrants	$—	$—	$—

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

	June 30,	December 31,
	2026	2025
Cash	$425	$425
Investments held in Trust Account	$5,794,719	$5,788,250
Total assets	$5,820,689	$5,789,667

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating costs	$(940,444)	$(1,005,463)	$(2,009,949)	$(1,778,256)
Trust dividend income	$50,489	$59,442	$101,049	$120,108
Net loss	$(2,035,559)	$(1,204,678)	$(3,064,866)	$(1,916,805)

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

In connection with the proposed Business Combination, MKAR and the Company have filed a registration statement on Form F-4 (SEC File No. 333-296089) (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) , including a preliminary proxy statement of the Company and a preliminary prospectus of MKAR with respect to the securities to be offered in the proposed Business Combination.

Amendment No. 1 to Business Combination Agreement

On February 13, 2026, the Company and MKAR entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amended the pre-closing internal corporate reorganization to establish the ownership structure so that MKAR will own the assets and operations associated with the rare earth project at Songwe Hill in Malawi and the proposed separation plant to be constructed in Pulawy, Poland and extended the Outside Date from March 11, 2026 to September 30, 2026, with an automatic extension to December 31, 2026 if the U.S. Securities and Exchange Commission (the “SEC”) did not declare the Proxy/Registration Statement effective by August 14, 2026. Because the Proxy/Registration Statement was not declared effective by August 14, 2026, the Outside Date was automatically extended to December 31, 2026.

Amendment No. 2 to Business Combination Agreement

On May 20, 2026, SPAC and MKAR entered into Amendment No. 2 to the Business Combination Agreement (“Amendment No. 2”) to, among other things, amend certain definitions and provisions relating to the Exchange Ratio and share issuances by MKAR prior to the Closing, and to set forth the settlement of intercompany indebtedness through a debt-to-equity exchange by Mkango and MKAR as a condition to the Closing.

In connection with the execution of Amendment No. 2, SPAC and MKAR agreed to amend and restate the form of Registration Rights and Lock-Up Agreement to be entered into at Closing to, among other things, amend certain definitions, grant the Selling Shareholder certain rights to include for resale an allotted number of its MKAR Shares in any subsequent registered offering of MKAR shares, and exclude certain SPAC Class B Ordinary Shares to be transferred by the Sponsors pursuant to certain previously disclosed non-redemption agreements to unaffiliated third parties at Closing from certain transfer restrictions during the Lock-Up Period (as defined in the Registration Rights and Lock-Up Agreement).

Amended and Restated Financial Advisory Agreement

On June 1, 2025, the Company engaged Jett Capital Advisors, LLC (“Jett Capital”) as financial advisor to advise the Company on their proposed Business Combination with MKAR, Mkango Polska S.P.Z.O.O., MKA BVI, and Mkango ServiceCo UK Limited. On May 20, 2026, as amended and restated on June 8, 2026, Jett Capital, the Company, MKAR, and the financial advisors to MKAR entered into an agreement relating to the provision of mergers and acquisitions advisory services in connection with the Business Combination Agreement, as amended, to provide that the financial advisors party thereto have the discretion to receive Advisor Compensation Shares in lieu of cash immediately prior to the closing of the business combination for services rendered.

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

For the three months ended June 30, 2026, we had net loss of $2,035,559. We incurred $940,444 of operating costs, non-redemption agreement expense of $123,821, loan extension agreement expense of $26,850, and change in fair value of warrant liabilities of $994,933 partially offset by a trust dividend income of $50,489.

For the three months ended June 30, 2025, we had net loss of $1,204,678. We incurred $1,005,463 of operating costs, non-redemption agreement expense of $223,138 and change in fair value of warrant liabilities of $35,519 partially offset by trust dividend income of $59,442

For the six months ended June 30, 2026, we had net loss of $3,064,866. We incurred $2,009,949 of operating costs, non-redemption agreement expense of $123,821, loan extension agreement expense of $37,212, and change in fair value of warrant liabilities of $994,933 partially offset by a trust dividend income of $101,049.

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

For the six months ended June 30, 2026, cash used in operating activities was $960,589, resulting from a net loss of $3,064,866 which was impacted by trust dividend income of $101,049, loan extension agreement expense of $37,212, non-redemption agreement expense of $123,821, change in fair value of warrant liabilities of $994,933 and changes in operating assets and liabilities of $1,049,360.

For the six months ended June 30, 2025, cash used in operating activities was $269,691, resulting from a net loss of $1,916,805 which was impacted non-redemption agreement expense of $223,138 change in fair value of warrant liabilities of $35,519, trust dividend income of $120,108 and changes in operating assets and liabilities of $1,508,565.

As of June 30, 2026 and December 31, 2025, we had cash outside the trust account of $425 available for working capital needs and working capital deficits of $6,346,402 and $5,297,042, respectively. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2026 and December 31, 2025, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2026, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, the remaining net proceeds from the Initial Public Offering, the sale of Private Placement Warrants, the Promissory Note and the Convertible Note (as defined below) and capital contributions from the Sponsors of $2,339,222.

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

For the six months ended June 30, 2026, CIIG has paid expenses on behalf of the Company in the amount of $960,589 and is reported on the statements of changes in shareholders’ deficit as a capital contribution from Sponsor.

Borrowing under the A&R Note and the advances from CIIG are reported on the balance sheets as due to related parties. At June 30, 2026 and December 31, 2025, the Company reported $1,592,586 on the balance sheets.

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

Critical Accounting Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates other than the non-redemption agreement and loan extension agreement discussed below.

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

For the three and six months ended June 30, 2026, the March 2026 Non-Redemption Agreements accrued 34,587 Class B ordinary shares. The Company estimated the aggregate fair value of the 34,587 Class B ordinary shares attributable to the March 2026 Non-Redemption Agreements, for the three and six months ended June 30, 2026, to be $123,821. This implies a value of $3.58 per share that vested during the three and six months ended June 30, 2026.

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

As of June 30, 2026, the Loan Extension Agreement accrued 12,500 Class B ordinary shares. The Company estimated the aggregate fair value of the 12,500 Class B ordinary shares attributable to the Loan Extension Agreement, for the period ended June 30, 2026, to be $37,212. This implies a value of $2.98 per share that vested during the six months ended June 30, 2026. For the three and six months ended June 30, 2026, the Company recognized an expense of $26,850 and $37,212, respectively, for the Loan Extension Agreement. No expense was recognized in the three and six months ended June 30, 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and review procedures around key reconciliations including accruals and payables. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our unaudited condensed financial position, results of operations and unaudited condensed cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description

2.1†	Amendment No. 2 to Business Combination Agreement, dated as of May 20, 2026, by and among CPTK and Mkango Rare Earths Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2026 (file no. 001-40017).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PROPTECH ACQUISITIONS

Date: August 17, 2026	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

